Form 10QSB
period 2003-01-31
ONLINE CONSORTIUM CORP
filed 2003-03-11
CIK 1172945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-49985

Online Consortium Corp.

(Exact name of registrant as specified in its charter)
British Columbia, Canada	n/a
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
P.O. Box 11133, #2250 – 1055 W. Georgia St. Vancouver, Canada	V6E 3P3
(Address of principal executive offices)	(Zip Code)

(604) 689-4200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _ X__ No____

There were 5,736,834 shares outstanding of the registrant’s Common Stock without par value as of January 31, 2003.

Online Consortium Corp.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONLINE CONSORTIUM CORP.

Consolidated Balance Sheets

(Expressed in Canadian dollars)
	January 31, 2003	July 31, 2002
	(unaudited)
ASSETS

Current
Cash & short-term deposits	$ 18,884	$ 2,158
Accounts receivable	1,462	1,165
Prepaid expenses	0	0
	20,346	3,323

Capital Assets	17,001	19,324

TOTAL ASSETS	$ 37,347	$ 22,647

LIABILITIES

Current
Accounts payable & accrued liabilities	$ 24,114	$ 41,205
Liabilities of discontinued operations	60,151	60,151
Due to a related party	0	306,980
	84,265	408,336

SHAREHOLDERS’ EQUITY

Share capital	6,434,555	6,039,170
Share issuance costs	(153,835)	(153,835)
Deficit	(6,327,638	(6,271,564)
	(46,918)	(385,689)

	$ 37,347	$ 22,647

On behalf of the Board:

"D. Grant Macdonald" Director	"Shirley Kancs"	Director
See accompanying notes to consolidated financial statements

ONLINE CONSORTIUM CORP.

Consolidated Statement of Income and Loss

For the Three and Six Months Ended January 31, 2003

(Expressed in Canadian dollars)
	Three Months Ended January 31, 2003	Three Months Ended January 31, 2002	Six Months Ended January 31, 2003	Six Months Ended January 31, 2002
	Unaudited	Unaudited	Unaudited	Unaudited
EXPENSES

Accounting	700	4,005	5,080	3,605
Advertising, promotion	2,288	1,601	2,688	4,261
Amortization	1,161	1,037	2,322	2,074
Consulting fees	0	6,000	0	5,000
Filing fees	13,363	4,285	14,592	10,844
Hosting fees	3,001	0	5,569	0
Interest	1,758	2,350	6,840	4,114
Legal	6,490	4,761	6,490	6,223
Licenses/dues/subscriptions	0	0	0	330
Office expenses	1,015	383	2,353	2,197
Rent and storage	212	9,626	425	19,695
Salaries and benefits	4,721	12,807	9,214	43,208
Telephone	303	1,408	501	3,343
Loss from continuing operations	(35,012)	(48,263)	(56,074)	(104,894)

Loss from discontinued operations	0	(867)	0	(42,662)

Net loss for the period	(35,012)	(49,130)	(56,074)	(147,556)

Deficit, Beginning of Period	(6,292,626)	(6,138,459)	(6,271,564)	(6,040,033)

Deficit, End of Period	(6,327,638)	(6,187,589)	(6,327,638)	(6,187,589)

Loss per share	(0.01)	(0.01)	(0.01)	(0.02)

See accompanying notes to consolidated financial statements

ONLINE CONSORTIUM CORP.

Consolidated Cash Flow Statement

For the Three and Six Months Ended January 31, 2003

(Expressed in Canadian dollars)

	Three Months Ended January 31, 2003	Three Months Ended January 31, 2002	Six Months Ended January 31, 2003	Six Months Ended January 31, 2002
	Unaudited	Unaudited	Unaudited	Unaudited
Cash provided by (used for) operating activities:
Net gain (loss) for the period	(35,012)	(68,263)	(56,074)	(104,894)
Add loss from discontinued operations, ,net	0	(867)	0	(42,662)
	(35,012)	(49,130)	(56,074)	(147,556)

Adjustment for not cash items cash:
Amortization of capital assets	1,161	685	2,323	1,430

Change in non-cash working capital:
Accounts receivable	(595)	3,188	(297)	2,653
Accounts payable	(23,062)	(36,550)	(17,091)	(37,413)
	(23,657)	(33,362)	(17,388)	(34,760)
Investing activities:
Purchase of capital assets	0	0	0	0

Financing activities:
Advance from related company	(320,862)	84,415	(306,980)	159,182
Capital stock issued for cash	33,000	0	33,000	0
Capital stock issued for debt	361,845	0	361,845	0
	73,983	84,415	87,865	159,182

Cash used in continuing operations	16,475	2,608	16,726	(21,705)

Cash used in discontinued operations	0	(4,433)	0	24,064

Increase (Decrease) in cash position	16,475	(1,825)	16,726	2,359

Cash position, Beginning of Period	2,409	5,810	2,158	1,626
Cash position, End of Period	$ 18,884	$ 3,985	$ 18,884	$ 3,985

ONLINE CONSORTIUM CORP.

Notes to Consolidated Financial Statements

For the Three and Six Months ended January 31, 2003

(Expressed in Canadian dollars)

(Unaudited)

1. Accounting policies

The interim consolidated financial statements have been prepared by management in accordance with Canadian generally accepted accounting principles. The interim consolidated financial statements have been prepared following the same accounting policies and methods used in preparing the consolidated financial statements for the fiscal year ended July 31, 2002, except as described below, and should be read in conjunction with those statements. The other disclosures below are incremental to those reflected in the annual statements.

2. Related Part Transaction

At July 31, 2002, the Company had borrowed $306,980 by way of a promissory note from Brett Holdings Ltd., a company controlled by D. Grant Macdonald, Online’s President and Director. The promissory note plus any additional loans are due on demand and bear interest at the annual prime rate plus 2%. By December 2002 the Company had borrowed an additional $41,800 from Brett Holdings Ltd to help finance its operations. The loan interest of $6,840 was also outstanding. On December 13, 2002, the Company completed a Shares for Debt Agreement, whereby Brett Holdings Ltd. received 2,370,800 shares at $0.15 per share in settlement of its outstanding loan of $355,620.

3. Private Placement

On January 10, 2003 regulatory acceptance was received for a Non-Brokered Private Placement of 165,000 units at a price of $0.20 per unit. Each unit consisted of one common share and one non-transferable share purchase warrant. One warrant entitles the holder to purchase one additional common share at a price of $0.22 per share for a one year period. Proceeds from the Private Placement totaling $33,000 will be used for general operating expenses.

ITEM 2. Management’s Discussion and Analysis or Plan of Operations

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements that reflect our current expectations about our future results, performance, prospects and opportunities. Where possible, the forward-looking statements are identified by words such as "believes," "anticipates," "plans," "expects," "seeks," "estimates," "intends," "may," "will," and other similar expressions; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterization of future events or circumstances are forward-looking statements. The forward-looking statements are subject to significant risks, uncertainties and other factors including those identified in the "Risk Factors" section of this Form 10, which may cause actual results to differ materially from those expressed in or implied by, these statements. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances occurring subsequent to the filing of this report or for any other reason.

Overview

The financial statements have been prepared in accordance with accounting principles generally accepted in Canada. A reconciliation of amounts presented in accordance with United States accounting principles is detailed in note 16 of the consolidated financial statements. Unless otherwise indicated, all dollar amounts are disclosed in Canadian dollars.

Online Consortium Corp. ("Online") is in the business of acquiring, developing and financing interests in select businesses which are capable of growth and expansion. Although Online has made several investments over its operating history, neither Online nor its subsidiaries currently have any operating revenues and Online is effectively a shell company. The Company is exploring additional business concepts using the expertise of its board of directors. Online continues to operate its wholly owned subsidiaries, FilmIndustry.com, Inc. ("FilmIndustry") and DJscene.com Media Inc. ("DJscene"). It closed operations of its other subsidiary, O-Tooz Energie Group Inc. ("O-Tooz") in September 2001 due to increasing operational losses. O-Tooz is the only subsidiary to reach the stage of revenue recognition ($685,460 and $689,654 in 2001 and 2000, respectively) however the results of O-Tooz operations are now reflected as discontinued operations. No continuing operations have realized sales or other revenues.

FilmIndustry is an online vertical directory and content portal intended to serve the needs of the film industry. FilmIndustry has temporarily halted its marketing and ad campaign due to a lack of funds and further development of its Professional Directory has been put on hold.

DJscene is a community portal for the Disc Jockey segment of the international music industry. DJscene provides urban club and radio DJ’s with the technology that enables Internet based distribution and promotional opportunities without promoting piracy on the web. DJscene offers features that range from streaming audio and video and exclusive talent interviews, to a DJ directory, free email, interactive forums and chat.

Results of Operations for the Six Months Ended January 31, 2003 Compared to the Six Months Ended January 31, 2002

Online individually had a loss for the three months and six months ended January 2003 of $29,965 and $46,853 respectively compared to $29,152 and $64,503 for the three and six months ended January 2002. The operating expenses for the 2nd quarter remain consistent with the previous year. The expenses for the six month period to January 2003 have been reduced by $17,658 compared to 2002. Accounting fees were $5,080 for 2003 compared to $1,580 for the prior period. This increase results from additional accounting services required for registration with the Security and Exchange Commission in the United States and for intended listing of the Company’s securities on the NASD. Filing fees were $14,557 for the six months ended January 2003 compared to $10,844 for the prior period. This increase is due to filing the Shares for Debt Settlement Agreement and the Private Placement. Legal fees were $5,672 this period compared to $5,656 for the prior period. Rent and storage expenses were $425 compared to $19,270 at January 2002 as the number of offices required has been reduced. Payroll expenses were $9,214 for 2003 compared to $16,894 for 2002. Interest expenses for this period were $6,840 compared to $5,656. This was interest paid to a related party on a loan in the amount of $348,780. This loan has been converted to equity by a Shares for Debt Agreement. General and administrative expenses were $5,065 compared to $6,218 for the period ended January 2002.

DJscene had a loss for the three months and six months ended January 2003 of $5,047 and $9,102 respectively compared to $10,726 and $37,007 for the three and six months ended January 31, 2002. These decreases are the result of continued scaling back of operations of DJscene in light of the Company’s working capital deficiency. Accounting and legal fees for the period 2003 were $818 compared to $269 for 2002. Advertising and marketing expenses were $600 for 2003 compared to $2,660 for 2002 as club videos were not recorded in 2003. Consulting fees were nil compared to $5,000 for the prior period. $5,569 was paid for hosting fees compared to no hosting fees for the prior period. Hosting fees represent the cost of maintaining the servers and networks that the websites are hosted on as well as bandwidth costs associated with the operation of the websites. No wages were paid in 2003 compared to $26,314 for 2002. Justin Leigh continues to serve as President of DJscene and to work on its website without compensation. General operating expenses were $2,115 for 2003 compared to $2,339 for 2002.

The Company’s US subsidiaries, OnlineConsortium.com and FilmIndustry remain inactive pending an infusion of operating capital and as a result of this continued inactivity, expenses for the period remain minimal. The companies reported a combined net loss of $119 for the six month period ended January 31, 2003 compared to $3,384 for same period ended January 2002. The expenses for both quarters are for general office expenses consisting of bank charges, telephone and postage and accounting.

As the Company closed operations of its subsidiary, O-Tooz Energie Group Inc. in September 2001 due to its increasing operational losses, the results of O-Tooz operations are now reflected as discontinued operations.

The Company had a total consolidated net loss from continuing operations for the three months and six months ended January 2003 of $35,012 and $56,074 respectively compared to $48,263 and $104,894 for the three and six months ended January 31, 2002. The decrease in losses in 2003 is due to continued inactivity in FilmIndustry, seriously scaling back expenses in DJscene and reduced corporate expenses. O-Tooz is the only company to have generated any revenue to date. DJscene and FilmIndustry have not realized sales or any other income. In addition to the prior period losses, the loss from the discontinued operations of O-Tooz for the three and six months ended January 2002 was $867 and $42,662.

Related Party Transactions

At year end, July 31, 2002, the Company had borrowed $306,980 by way of a promissory note from Brett Holdings Ltd., a company controlled by D. Grant Macdonald, Online’s President and Director. The promissory note plus any additional loans are due on demand and bear interest at the annual prime rate plus 2%. By December 2002 the Company had borrowed an additional $41,800 from Brett Holdings Ltd to help finance its operations. The loan interest of $6,840 was also outstanding. On December 13, 2002, the Company completed a Shares for Debt Agreement, whereby Brett Holdings Ltd. received 2,370,800 shares at $0.15 per share in settlement of its outstanding loan of $355,620.

Liquidity and Capital Resources

At January 31, 2003 the Company had a consolidated cash position of $18,884 and a working capital deficiency of $63,919. The Company completed a private placement in January 2003, resulting in the issuance of 165,000 shares of the Company for proceeds of $33,000. Online has suffered recurring losses from operations and its ability to continue as a going concern is dependent upon many factors, including the ability of the company to obtain financing to fund working capital requirements, the degree of competition encountered, technology risks and general economic conditions. Additional financing is required to develop and market the products and services of the Company’s subsidiaries. Management’s plan in this regard is to raise equity financing. In the interim, operating loans have been received as needed from Brett Holdings Ltd. Brett Holdings Ltd. is under no commitment to continue to fund the existing overhead. However, at present, the Company has no outstanding loan with Brett Holdings as the debt was settled by way of the Shares for Debt Agreement. The Company’s continuance is dependent upon its ability to obtain additional financing to cover its operating expenses.

Significant Events

The Company held its Annual General Meeting on December 10, 2002. At that time D. Grant Macdonald, Shirley Kancs and Dean Claridge were elected Directors. Subsequently, Mr. Macdonald was appointed President and Ms. Kancs was appointed Secretary. Shareholder approval was sought and granted to changed the name of the Company if required. Shareholder approval was also sought and granted to convert 218,751 of the Company’s escrowed shares from a performance based to a time-based formula. Regulatory approval was received on January 7, 2003. These shares will now be released over a 72 month period.

On December 13, 2002 the Company received regulatory approval for a debt settlement arrangement. The Company issued 2,412,300 shares at $0.15 per share in exchange for the settlement of three outstanding debts totaling $365,845, the largest amount being the loan owed to Brett Holdings in the amount of $355,620.

On January 10, 2003 regulatory acceptance was received for a Non-Brokered Private Placement of 165,000 units at a price of $0.20 per unit. Each unit consisted of one common share and one non-transferable share purchase warrant. One warrant entitles the holder to purchase one additional common share at a price of $0.22 per share for a one year period. Proceeds from the Private Placement totaling $33,000 will be used for general operating expenses.

On August 28, 2002 Online applied for registration with the Security Exchange Commission as a foreign issuer. The registration application is still pending at this time.

Subsequent Events

There are no subsequent events to report.

Critical Accounting Estimates

The discussion and analysis of financial condition and results of operations is based on Online's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in Canada. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Online evaluates its estimates, including those related to revenue, bad debts, intangible assets, restructuring, contingencies and litigation. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our only revenue producing business to date, O-Tooz Energie Group Inc., ceased operations in September 2001 and is reflected as discontinued operations. Our other two businesses in development, FilmIndustry.com and DJscene.com Media have not yet generated revenues from operations. If these companies obtain adequate operating capital and are able to recommence operations, revenue, if any, will be recognized when the earnings process is complete, as evidenced by agreement between the customer and the Company, when services have been rendered and when collection is probable. The recognition of revenue in conformity with accounting principles generally accepted in Canada will require Online to make estimates and assumptions that will affect the reported amounts of revenue. We expect that the majority of our revenues will be invoiced on a monthly basis.

As no operations presently generate any revenue, Online presently has no accounts receivable or any need to determine an allowance for doubtful accounts. If Online obtains adequate operating capital and is able to recommence the operations of its subsidiaries, an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments will need to be determined once revenue, if any, is generated. We intend to perform regular analyses on accounts receivable balances and determine what accounts receivable require the creation of a allowance.

We assess the fair value and recoverability of our long-lived assets, including goodwill, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets and goodwill is dependent upon the forecasted performance of our business, changes in our business and the overall economic environment. When we determine that the carrying value of our long-lived assets and goodwill may not be recoverable, we measure any impairment based upon a forecasted discounted cash flow method. If these forecasts are not met, we may have to record additional impairment charges not previously recognized. For the period ended December 31, 2001, we wrote-off the FilmIndustry software license and database asset of $205,431 as its revenue generating potential was determined to be limited.

Online periodically records the estimated impact of various conditions, situations or circumstances involving uncertain outcomes. We account for these contingencies as prescribed by SFAS No. 5 "Accounting for Contingencies". We use our best judgment to determine the estimate of these contingencies and adjust these reserves to account for ongoing issues and changes in circumstances.

Government Regulation

Online is a Canadian Corporation and is governed by the laws of Canada. The shares of Online are listed on the TSX Venture Exchange. There are no Canadian economic, fiscal, monetary, or political policies or factors that have materially affected or could materially affect, directly or indirectly, our operations or investments by United States nationals. See "Item 9. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters – Exchange Controls, and Taxation" for a discussion of Canadian and United States foreign exchange controls and tax laws.

Quantitative and Qualitative Disclosures about Market Risk

All of Online operations are based in Canada and denominated in Canadian currency. Cash balances are presently maintained in non-interest bearing accounts.

Factors That May Affect Future Results

This report contains forward-looking statements and other prospective information relating to future events. These forward-looking statements and other information are subject to certain risks and uncertainties that could cause results to differ materially from historical or anticipated results, including the following:

We have a working capital deficiency at July 31, 2002 and July 31, 2003 (unaudited); our Credit facilities can be called at any time. At July 31, 2002 and January 31, 2003 (unaudited), we had a working capital deficiency which indicates that our current liabilities exceeded our current assets. Our credit facilities are all on a demand basis and could be called for repayment at any time.

History of Losses; Increased Expenses. As of July 31, 2002 and January 31, 2003 (unaudited), we had an accumulated deficit of $6,271,564 and $6,327638, respectively, and have not generated an operating profit since inception. There can be no assurance that we will realize revenue growth or be profitable on a quarterly or annual basis.

Additional Financing. We do not have sufficient capital to fund our operations. In particular, additional financing is required to develop and market the products and services of our subsidiaries. No assurance can be given that any additional financing required would be available, or that additional financing will be available on terms that may be advantageous to existing shareholders. Such financing, to the extent available, may result in substantial dilution to our shareholders. To the extent such financing is not available, we may be delayed or unable to commercialize the products and services of our subsidiaries.

We may undertake acquisitions that could limit our ability to manage and maintain our business, result in adverse accounting treatment and could be difficult to integrate into our business. A component of future growth will depend on the ability to identify, negotiate, and acquire additional companies and assets that complement or expand existing operations. However we may be unable to complete any acquisitions, or any acquisitions we may complete may not enhance our business. Any acquisitions could subject us to a number of risks, including:

  diversion of management's attention;

  amortization of substantial goodwill, adversely affecting our reported results of operations;

  inability to retain the management, key personnel and other employees of the acquired business;

  inability to establish uniform standards, controls, procedures and policies;

  inability to retain the acquired company's customers; and

  exposure to legal claims for activities of the acquired business prior to acquisition; and inability to integrate the acquired company and its employees into our organization effectively.

We have not paid dividends, do not intend to pay dividends in the foreseeable future and are currently restricted from paying dividends pursuant to the terms of our credit facility and British Columbia corporate law. We have not paid any cash dividends on our common stock and do not expect to pay any cash or other dividends in the foreseeable future. The terms of our current credit facility prohibit us from declaring and paying dividends.

Our stock is thinly traded and is subject to price volatility. Trading volume in our common stock has historically been limited. Accordingly, the trading price of our common stock could be subject to wide fluctuations in response to quarterly variations in operating results, changes in financial estimates by securities analysts, an imbalance of purchasers and sellers, or other factors.

Enforcement of Civil Liabilities. Online Consortium Corp. is a corporation incorporated under the laws of British Columbia, Canada. All of the directors and officers are residents of Canada or otherwise reside outside of the United States. All or a substantial portion of the assets of such persons are or may be located outside of the United States. It may be difficult to effect service of process within the United States upon Online or upon such directors or officers or to realize in the United States upon judgments of United States courts predicated upon civil liability of Online or such persons under U.S. federal securities laws. We have been advised that there is doubt as to whether Canadian courts would (i) enforce judgments of U.S. courts obtained against Online or such directors or officers predicated solely upon the civil liabilities provisions of United States federal securities laws, or (ii) impose liabilities in original actions against Online or such directors and officers predicated solely upon such U.S. laws. However, a judgment against Online predicated solely upon civil liabilities provisions of such U.S. federal securities laws may be enforceable in Canada if the United States court in which such judgment was obtained has a basis for jurisdiction in that matter that would be recognized by a Canadian court.

Certain Shareholders May Exercise Control Over Matters Voted Upon by the Shareholders. Certain of the Company’s officers and directors together beneficially owned a significant portion of the outstanding common shares as of July 31, 2002. D. Grant Macdonald, President and director, and Dean G. Claridge, director, own 959,000 (30,35%) and 95,000 (3.02%) of common shares, respectively. While these shareholders do not hold a majority of Online’s outstanding common shares, they may be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and the approval of mergers, consolidations and sales of assets. This may prevent or discourage tender offers for the Online's common shares.

Shares of our common stock are expected to trade under $5.00 upon listing in the United States and the application of "penny stock regulations" could adversely affect the market price of our common stock and may affect the ability of holders of our common stock to sell their shares. Our securities will be considered a penny stock. The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.)

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities.

We are subject to the risk of possibly becoming subject to regulation under the Investment Company Act of 1940. Because we are a holding company and a portion of our assets may in the future consist of investments in companies in which we own less than a 50% interest, we run the risk of inadvertently becoming an investment company that is required to register under the Investment Company Act of 1940. Registered investment companies are subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. Registered investment companies are not permitted to operate their business in the manner in which we operate our business, nor are registered investment companies permitted to have many of the relationships that we have with our affiliated companies. To avoid regulation under the Investment Company Act, we monitor the value of our investments and structure transactions with an eye toward the Investment Company Act. As a result, we may structure transactions in a less advantageous manner than if we did not have Investment Company Act concerns, or we may avoid otherwise economically desirable transactions due to those concerns. In addition, events beyond our control, including significant appreciation or depreciation in the market value of certain of publicly traded holdings, if any, could result in our becoming an inadvertent investment company. If we were to become an investment company, we would have one year to divest of a sufficient amount of investment securities and/or acquire other assets sufficient to cause us to no longer be an investment company. If it were established that we are an unregistered investment company, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action brought by the Securities and Exchange Commission, that we would be unable to enforce contracts with third parties or that third parties could seek to obtain rescission of transactions with us undertaken during the period it was established that we were an unregistered investment company.

ITEM 3. CONTROLS AND PROCEDURES

The Chief Executive and Chief Financial Officer has evaluated our disclosure controls and procedures. He has concluded that our disclosure controls and procedures were adequate and effective in ensuring that material information relating to the Company is properly recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to allow timely decisions regarding required disclosure.

We currently have in place systems relating to internal controls and procedures with respect to our financial information. Management reviews and evaluates these internal control systems on an on-going basis. Based on these evaluations, there were no significant deficiencies or material weaknesses in these internal controls requiring corrective actions. As a result, no corrective actions were taken. There have been no significant changes in these internal controls or in other factors that could significantly affect these internal controls subsequent to the review and evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable.

ITEM 2. CHANGES IN SECURITIES.

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

99.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K – None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 11, 2003 Online Consortium Corp.

/s/ D. Grant Macdonald

D. Grant Macdonald

Chief Executive and Financial Officer

(Duly Authorized Officer and Principal

Financial and Accounting Officer)