Form 10QSB
period 2003-03-31
ONLINE CONSORTIUM CORP
filed 2003-06-16
CIK 1172945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

Yes _ X__ No____

There were 5,786,834 shares outstanding of the registrant’s Common Stock without par value as of April 30, 2003.

Online Consortium Corp.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONLINE CONSORTIUM CORP.

Consolidated Balance Sheets

(Expressed in Canadian dollars)
	April 30, 2003	July 31, 2002
	(unaudited)
ASSETS
Current
Cash & short-term deposits	$ 2,988	$ 2,158
Accounts receivable	440	1,165
Prepaid expenses	0	0
	3,428	3,323

Capital Assets	15,840	19,324

TOTAL ASSETS	$ 19,268	$ 22,647

LIABILITIES
Current
Accounts payable & accrued liabilities	$ 19,551	$ 41,205
Liabilities of discontinued operations	49,776	60,151
Due to a related party	0	306,980
	69,327	408,336

SHAREHOLDERS’ EQUITY
Share capital	6,445,555	6,039,170
Share issuance costs	(153,835)	(153,835)
Deficit	(6,341,779	(6,271,564)
	(50,059)	(385,689)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 19,268	$ 22,647

On behalf of the Board:
"D. Grant Macdonald" Director	"Shirley Kancs" Director
See accompanying notes to consolidated financial statements

ONLINE CONSORTIUM CORP.

Consolidated Statement of Income and Loss

For the Three and Nine Months Ended April 30, 2003

(Expressed in Canadian dollars)
	Three Months Ended April 30, 2003	Three Months Ended April 30, 2002	Nine Months Ended April 30, 2003	Nine Months Ended April 30, 2002

EXPENSES

Accounting	767	0	5,847	3,605
Advertising, promotion	400	0	3,088	4,261
Amortization	1,161	1,038	3,483	3,112
Consulting fees	0	6,000	0	11,000
Filing fees	3,716	7,518	18,308	18,363
Hosting fees	3,035	504	8,603	504
Interest	0	3,571	6,840	7,686
Legal	1,167	1,601	7,656	7,822
Licenses/dues/subscriptions	0	248	0	578
Office expenses	161	2,543	2,515	4,736
Rent and storage	212	3,710	637	23,405
Salaries and benefits	3,227	4,244	12,441	47,456
Telephone	296	904	797	4,247
	14,142	31,881	70,215	136,775

Loss from continuing operations	(14,142)	(31,881)	(70,215)	(136,775)

Loss from discontinued operations	0	(1,024)	0	(43,686)

Net loss for the period	(14,142)	(32,905)	(70,215)	(180,461)

Deficit, Beginning of Period	(6,327,637)	(6,187,589)	(6,271,564)	(6,040,033)

Deficit, End of Period	(6,341,779)	(6,220,494)	(6,341,779)	(6,220,494)

Loss per share	(0.003)	(0.01)	(0.01)	(0.06)
See accompanying notes to consolidated financial statements

ONLINE CONSORTIUM CORP.

Consolidated Cash Flow Statement

For the Three and Nine Months Ended April 30, 2003

(Expressed in Canadian dollars)

	Three Months Ended April 30, 2003	Three Months Ended April 30, 2002	Nine Months Ended April 30, 2003	Nine Months Ended April 30, 2002
	Unaudited	Unaudited	Unaudited	Unaudited
Cash provided by (used for) operating activities:
Net gain (loss) for the period	(14,142)	(31,885)	(70,215)	(136,775)
Add loss from discontinued operations, net	0	(1,022)	0	(43,686)

	(14,142)	(32,907)	(70,215)	(180,461)

Adjustment for not cash items cash:
Amortization of capital assets	1,161	1,038	3,483	3,112

Change in non-cash working capital:
Accounts receivable	1,022	1,353	725	4,006
Accounts payable	(14,937)	2,442	(32,028)	(35,582)
	(13,915)	3,795	(31,303)	(31,576)
Investing activities:
Purchase of capital assets	0	(3,673)	0	(3,673)

Financing activities:
Advance from related company	0	31,360	(306,980)	190,542
Capital stock issued for cash	11,000	0	44,000	0
Capital stock issued for debt	0	0	361,845	0
	11,000	31,360	98,865	190,542

Cash used in continuing operations	15,896	(387)	830	(22,056)

Cash used in discontinued operations	0	0	0	24,064

Increase (Decrease) in cash position	15,896	(387)	830	2,008

Cash position, Beginning of Period	18,884	4,021	2,158	1,626
Cash position, End of Period	$ 2,988	$ 3,634	$ 2,988	$ 3,634

See accompanying notes to consolidated financial statements

ONLINE CONSORTIUM CORP.

Notes to Consolidated Financial Statements

For the Three and Nine Months ended April 30, 2003

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

3. Private Placement

On January 10, 2003 regulatory acceptance was received for a Non-Brokered Private Placement of 165,000 units at a price of $0.20 per unit. Each unit consisted of one common share and one non-transferable share purchase warrant. One warrant entitles the holder to purchase one additional common share at a price of $0.22 per share for a one year period. Proceeds from the Private Placement totaling $44,000 will be used for general operating expenses.

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

Online Consortium Corp. (the "Company") is in the business of acquiring, developing and financing interests in select businesses which are capable of growth and expansion. It owns 100% of its subsidiaries, OnlineConsortium.com, Inc., FilmIndustry.com, Inc. ("Film"), DJscene.com Media, Inc. ("DJscene") and O-Tooz Energie Group Inc. ("O-Tooz"). None of the Company’s subsidiaries have generated any revenue except for O-Tooz which was closed in fiscal 2001. Using the expertise of its board of directors, the Company continues to search for new financable projects. The Company’s common shares trade on the TSX Venture Exchange under the symbol "ONN".

DJscene is an online community portal for the Disc Jockey segment of the international music industry. DJscene provides urban club and radio mixshow DJ’s with promotional and networking opportunities on the Internet. DJscene offers features that include streaming media and video, exclusive talent interviews, music industry news, a member directory, a DJ directory, email services and interactive forums. DJscene currently faces competition from online communities that target amateur and professional urban club and radio mixshow DJ’s and their patrons. These competitors generally offer services that compete with the services offered at DJscene and threaten to reduce potential DJscene membership and traffic levels. Online anticipated that DJscene would generate revenues and become profitable through the sale of advertising and membership fees. However, due to ongoing cash flow problems, DJscene has been required to operate on a substantially reduced budget, with the principle emphasis being the continued expansion of its membership and site traffic in order to become a viable advertising medium. To date, DJscene has not generated any income.

FilmIndustry is an online vertical directory and content portal designed to serve the needs of the film industry. The web site provided an online interactive community for film, television and new media professionals world wide, offering access to industry news, insight and discussion. FilmIndustry developed a comprehensive Professional Directory database that was intended to give film industry professionals an opportunity to promote themselves through their personalized Professional Directory Profile. The Company expended considerable funds developing FilmIndustry software applications, but by the later part of fiscal 2001, the ongoing working capital shortage forced Online to halt all operating activity of FilmIndustry and put further development of its Professional Directory on hold pending financing being arranged. The recent and rapid demise of the dot.com technology sector of the public markets has made it extremely difficult to interest potential investors in financing internet based projects. Unless market conditions or investor perceptions change, we may be unable to obtain the operating funds needed to recommence operations.

O-Tooz Energie Group Inc. was a healthy fast food concept with two corporate stores. However, due to its increasing losses, both corporate locations ceased operation in September, 2001. Expansion of this franchise concept is no longer part of the long term plan of the Company.

Results of Operations for the Nine Months Ended April 30, 2003 Compared to the Nine Months Ended April 30, 2002

Online individually had a loss for the three months and nine months ended April 2003 of $8,939 and $55,792 respectively, compared to $23,935 and $88,438 for the three and nine months ended April 2002. The expenses for the nine month period to April 2003 were reduced by $32,646 compared to the same period for 2002. This decrease is due primarily to the reduction of rent by $22,343 and salaries by $8,644 over last year.

DJscene had a loss for the three and nine months ended April 2003 of $4,427 and $13,529 respectively compared to $7,602 and $44,609 for the three and nine months ended April 2002. These decreases are the result of continued scaling back of operations of DJscene in light of the Company’s working capital deficiency. No consulting fees were paid in 2003 compared with $11,000 paid in 2002. Wages were reduced from $26,371 for 2002 to nil for 2003. Justin Leigh continues to serve as President of DJscene and to work on its website without compensation. All additional expenses were reduced in 2003 with the exception of hosting fees which were $8,741 for 2003 compared to $504 for 2002. Hosting fees represent the cost of maintaining the servers and networks that the websites are hosted on as well as bandwidth costs associated with the operation of the websites.

The Company’s US subsidiaries, OnlineConsortium.com and FilmIndustry remain inactive pending an infusion of operating capital and as a result of this continued inactivity, expenses for the period remain minimal. The companies reported a combined net loss of $894 for the nine month period ended April 30, 2003 compared to $3,728 for same period ended 2002. The expenses are for general office expenses consisting of bank charges, telephone and postage and accounting.

As the Company closed operations of its subsidiary, O-Tooz Energie Group Inc. in September 2001 due to its increasing operational losses, the results of O-Tooz operations are now reflected as discontinued operations.

The Company had a consolidated net loss from continuing operations for the three and nine months ended April 2003 of $14,142 and $70,215 respectively compared to $31,881 and $136,775 for the three and nine months ended April 2002. The decrease in losses in 2003 is due to continued inactivity in FilmIndustry, seriously scaling back expenses in DJscene and reduced corporate expenses. O-Tooz is the only company to have generated any revenue. DJscene and FilmIndustry have not realized sales or any other income. In addition to the prior period losses, the loss from the discontinued operations of O-Tooz for the three and nine months ended April 2002 was $1,024 and $43,686.

Related Party Transactions

To help finance its operations, by December 2002, the Company had borrowed by way of a promissory note, $348,780 from Brett Holdings Ltd., a company controlled by D. Grant Macdonald, Online’s President and Director. The promissory note was due on demand and bore interest at the annual prime rate plus 2%. The loan interest of $6,840 was also outstanding. On December 13, 2002, the Company completed a Shares for Debt Agreement, whereby Brett Holdings Ltd. received 2,370,800 shares at $0.15 per share in settlement of its outstanding loan of $355,620.

There are no related party transactions to report during the third quarter ended April 2003.

Liquidity and Capital Resources

At April 30, 2003 the Company had a consolidated cash position of $2,988 and a working capital deficiency of $65,899. The Company completed a private placement in January 2003, resulting in the issuance of 165,000 shares of the Company for proceeds of $33,000. In March 50,000 warrants were exercised for additional proceeds of $11,000. Online has suffered recurring losses from operations and its ability to continue as a going concern is dependent upon many factors, including the ability of the company to obtain financing to fund working capital requirements, the degree of competition encountered, technology risks and general economic conditions. Additional financing is required to develop and market the products and services of the Company’s subsidiaries. Management’s plan in this regard is to raise equity financing. In the interim, operating loans have been received as needed from Brett Holdings Ltd. Brett Holdings Ltd. is under no commitment to continue to fund the existing overhead. However, at present, the Company has no outstanding loan with Brett Holdings as the debt was settled by way of the Shares for Debt Agreement. The Company’s continuance is dependent upon its ability to obtain additional financing to cover its operating expenses.

Significant Events

The Company held its Annual General Meeting on December 10, 2002 and Grant Macdonald, Shirley Kancs and Dean Claridge were elected Directors. Subsequently, Mr. Macdonald was appointed President and Ms. Kancs was appointed Secretary. Shareholder approval was sought and granted to changed the name of the Company if required. Shareholder approval was also sought and granted to convert 218,751 of the Company’s escrowed shares from a performance based to a time-based formula. Regulatory approval was received on January 7, 2003. These shares will now be released over a 72 month period.

On December 13, 2002 the Company received regulatory approval for a debt settlement arrangement. The Company issued 2,412,300 shares at $0.15 per share in exchange for the settlement of three outstanding debts totaling $365,845, the largest amount being the loan owed to Brett Holdings in the amount of $355,620.

On January 10, 2003 regulatory acceptance was received for a Non-Brokered Private Placement of 165,000 units at a price of $0.20 per unit. Each unit consisted of one common share and one non-transferable share purchase warrant. One warrant entitles the holder to purchase one additional common share at a price of $0.22 per share for a one year period. Proceeds to date from the Private Placement totaling $44,000 were used for general operating expenses.

On August 28, 2002 Online filed a Form 10-12g application for registration with the Security Exchange Commission as a foreign issuer. Acceptance was received on January 7, 2003 and on April 7, 2003 the Company’s shares were called to trade on the Bulletin Board of the NASD under the symbol "ONNCF". Its shares continue to trade on the TSX Venture Exchange under the symbol "ONN".

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

We have a working capital deficiency at July 31, 2002 and April 30, 2003 (unaudited); our Credit facilities can be called at any time. At July 31, 2002 and April 30, 2003 (unaudited), we had a working capital deficiency which indicates that our current liabilities exceeded our current assets. Our credit facilities are all on a demand basis and could be called for repayment at any time.

History of Losses; Increased Expenses. As of July 31, 2002 and April 30, 2003 (unaudited), we had an accumulated deficit and have not generated an operating profit since inception. There can be no assurance that we will realize revenue growth or be profitable on a quarterly or annual basis.

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

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

31.1	Certification of Chief Executive and Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
99.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K – None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 15, 2003 Online Consortium Corp.

/s/ D. Grant Macdonald

D. Grant Macdonald

Chief Executive and Financial Officer

(Duly Authorized Officer and Principal

Financial and Accounting Officer)