Form 10KSB
period 2003-07-30
EQUICAP FINANCIAL CORP
filed 2003-12-02
CIK 1172945

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2003

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from to

Commission file number 0-49985

EQUICAP FINANCIAL CORP.

.

(formerly Online Consortium Corp. )

(Name of Small Business Issuer in Its Charter)
British Columbia, Canada	Not Applicable
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P.O. Box 11133, #2250 – 1055 W. Georgia St. Vancouver, BC Canada	V6E 3P3
(Address of Principal Executive Offices)	(Zip Code)

Issuer's Telephone Number: (604) 689-4200

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

The issuer had no revenues for the most recent fiscal year.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked prices of the Common Stock on October 31, 2003 was $826,500. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the issuer's Common Stock, as of October 31, 2003 was 5,786,834.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General development of business.

Equicap Financial Corp. ("Equicap" or "the Company")  was originally incorporated as Tracker Explorations Ltd. on November 25, 1983 under the laws of the Province of British Columbia, Canada. The name was changed to Jentech Ventures Corp. on September 14, 1987 and to Impact Travel Technology Inc. on April 26, 1993. During this period, the Company’s principle business pursuit was the development of automated booking systems for the travel industry. Following several years of no commercial operations, on March 12, 1999 the name of the Company was changed to MCF Enterprises Inc. ("MCF"). On February 9, 2001 it changed its name to Online Consortium Corp. On July 11, 2003 it changed its name to Equicap Financial Corp.

In March 1999 the Company made its first acquisition which was the purchase a 100% interest in O-Tooz Energie Group Inc. ("O-Tooz"), a Canadian corporation, in consideration for the issuance of 333,333 shares of common stock. In October 1999 the Company acquired a 100% interest in FilmIndustry.com, Inc. ("FilmIndustry"), a U.S. company, for CDN $25,000 and 166,667 escrowed common shares of the Company. In July 2000 the Company founded and incorporated DJscene.com Media, Inc. ("DJscene") pursuant to the Company Act (British Columbia).

Financial information about industry segments.

See Footnote 14 to the consolidated financial statements.

Narrative description of business.

Equicap Financial Corp. is in the business of acquiring, developing and financing interests in select businesses which are capable of growth and expansion. Although Equicap has made several investments over its operating history, neither Equicap nor its subsidiaries currently have any operating revenues and Equicap is effectively a shell company. Investments in O-Tooz , FilmIndustry and DJscene are discussed below. O-Tooz, which is reflected as a discontinued operation, is the only investment to date that has realized operating revenues. Equicap 's wholly owned subsidiaries, FilmIndustry and DJscene are considered to remain viable business opportunities, however due to the lack of operating capital, FilmIndustry ceased operations in fiscal 2001 and DJscene ceased operations in September 2003.

The Company is exploring additional business concepts using the expertise of its board of directors. Equicap presently has insufficient investment capital available to fund its existing operations or any additional business concept or acquisitions. Current funding of operations is being provided by loans from Brett Holdings Ltd., a related party. Equicap will need to raise additional equity if it is to recommence the operations of DJscene or FilmIndustry, or consider any additional business concept or acquisitions. Equicap presently has no plans or agreements with any companies regarding possible investments or acquisitions.

Any additional operating capital obtained, if any, will be dilutive to the present shareholders and such dilution could be material. Any future investors would be presented with the expected use of proceeds intended for the additional funds. Equicap does not anticipate raising any capital in advance of a specified investment.

Regulation under the Investment Company Act of 1940.

Section 3(a) of the Investment Company Act excepts from the definition of an "investment company" an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceed 40% of the value of its total assets (excluding government securities, cash or cash items). We intend to implement our business plan in a manner which will result in the availability of this exception from the definition of an investment company. Consequently, our acquisition of a company or business through the purchase and sale of investment securities will be limited. Although we intend to act to avoid classification as an investment company, the provisions of the Investment Company Act are extremely complex and it is possible that we may be classified as an inadvertent investment company. We intend to vigorously resist classification as an investment company, and to take advantage of any exemptions or exceptions from application of the Investment Company Act, which allows an entity a one-time option during any three-year period to claim an exemption as a "transient" investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time consuming and costly, or even prohibitive, given our limited resources. Although we intend to resist classification as an investment company, we ultimately may be required to comply with the disclosure requirements of the Investment Company Act as described below.

Registration under the Investment Company Act of 1940 could adversely affect the manner in which we are able to conduct business and make investments. Registered investment companies are subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. Registered investment companies are not permitted to operate their business in the manner in which we operate our business, nor are registered investment companies permitted to have many of the relationships that we have with our affiliated companies. To avoid regulation under the Investment Company Act, we intend to monitor the value of our investments and structure transactions with an eye toward the Investment Company Act. As a result, we may structure transactions in a less advantageous manner than if we did not have Investment Company Act concerns, or we may avoid otherwise economically desirable transactions due to those concerns. In addition, events beyond our control, including significant appreciation or depreciation in the market value of publicly traded holdings, if any, could result in our becoming an inadvertent investment company. If we were to become an inadvertent investment company, we would have one year to divest of a sufficient amount of investment securities and/or acquire other assets sufficient to cause us to no longer be an investment company. If it were established that we are an unregistered investment company, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action brought by the Securities and Exchange Commission, that we would be unable to enforce contracts with third parties or that third parties could seek to obtain rescission of transactions with us undertaken during the period it was established that we were an unregistered investment company.

O-Tooz Energie Group Inc.

O-Tooz was in the business of selling healthy fast food through retail outlets located in shopping malls or food courts. After sever years of operations with increasing losses and the inability to implement its re-development and expansion plan, the Company saw no future in continuing. It ceased all operation of O-Tooz in September 2001and O-Tooz has been reflected as discontinued operations in the accompanying financial statements.

FilmIndustry.com, Inc.

On October 1, 1999 Equicap acquired, through its wholly owned U.S. subsidiary, Online. Consortium..com, Inc., ("Online.com") a 100% interest in FilmIndustry.com, Inc., a U.S. company, incorporated pursuant to the Washington Business Corporation Act. FilmIndustry is an online vertical directory and content portal that was intended to serve the needs of the film industry. Before development on the directory was completed, Equicap was forced to put further development on hold due to a shortage in working capital. FilmIndustry ceased all operating activity during fiscal 2001 pending further financing being arranged. As there has been no interest in financing internet related portals operations remain suspended.

DJscene.com Media Inc..

On July 12, 2000, the Company created a new subsidiary, DJscene.com Media Inc. DJscene is an online community portal for the Disc Jockey segment of the international music industry. Equicap anticipated that DJscene would generate revenues and become profitable through the sale of advertising and membership fees. To this end, Equicap expended considerable funds developing software necessary to enable DJscene to provide its online community with these features However, to date DJscene has not generated any income. After continuing to work on the website for the last year without compensation, DJscene’s president, Justin Leigh, determined that he was unable to continue. As the site needs to be constantly updated to be current and viable, the Company decided that it had no choice but to take down the DJscene website. Accordingly, in September 2003, operation of the site was halted and unless there is a significant shift in the market place regarding internet based business, it is unlikely the Company will be able to obtain the funding needed to re-implement the site.

Financial information about geographic areas.

All revenues and expenses for the three-year period ended July 31, 203 are related to operations in Canada, except for minor administrative and legal incorporation expenses for the two U.S. subsidiaries. All operating assets are located in Canada.

AS A FOREIGN PRIVATE ISSUER, WE ARE EXEMPT FROM THE RULES UNDER THE EXCHANGE ACT PRESCRIBING THE FURNISHING AND CONTENT OF PROXY STATEMENTS AND OUR OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS ARE EXEMPT FROM THE REPORTING AND SHORT-SWING PROFIT RECOVERY PROVISIONS CONTAINED IN SECTION 16 OF THE EXCHANGE ACT. UNDER THE EXCHANGE ACT, AS A FOREIGN PRIVATE ISSUER, ALTHOUGH WE ARE NOT REQUIRED TO PUBLISH FINANCIAL STATEMENTS AS FREQUENTLY OR AS PROMPTLY AS UNITED STATES COMPANIES, WE HAVE ELECTED TO FILE IN ACCORDANCE WITH THE RULES FOR UNITED STATES COMPANIES.

Enforceability of civil liabilities against foreign persons.

Equicap is a corporation organized under the laws of the British Columbia, Canada. All of Equicap 's directors and officers are citizens or residents of countries other than the United States. All of Equicap 's assets are located outside the United States. Accordingly, it may be difficult for investors to:

o obtain jurisdiction over Equicap or its directors or officers in courts in the United States in actions predicated on the civil liability provisions of the U.S. federal securities laws;

o enforce against Equicap or its directors or officers judgments obtained in such actions;

o obtain judgments against Equicap or its directors or officers in actions in non-U.S. courts predicated solely upon the U.S. federal securities laws; or

o enforce against Equicap or its directors or officers in non-U.S. courts judgments of courts in the United States predicated upon the civil liability provisions of the U.S. federal securities laws.

ITEM 2. DESCRIPTION OF PROPERTY

Equicap does not own any physical properties. Equicap’s operations are carried out from its office space located at #2250-1055 West Georgia Street, Vancouver, British Columbia, Canada V6E 3P3.

We believe that these facilities are adequate for our current needs at this time.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently involved in any litigation that is expected to have a material adverse effect on the Company's business or financial position. There can be no assurance, however, that third parties will not assert infringement or other claims against the Company in the future which, regardless of the outcome, could have an adverse impact on the Company as a result of defense costs, diversion of management resources and other factors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of security holders during the quarter ended July 31, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares of common stock commenced trading on the Canadian Venture Exchange ("CDNX") (now the TSX Venture Exchange) under the symbol "ONN" during February 2002. Previously our shares traded on the Vancouver Stock Exchange: from April 1993 through March 1999 as Impact Travel Technology Inc. under the symbol "ITT.V"; and from March 1999 to February 2001 we traded as MCF Enterprises Inc. under the symbol "MCT.V". From February 2001 to February 2002 we traded on the CDNX as Online Consortium Corp. under the symbol "OCM." On July 11, 2003 the Company changed its name to Equicap Financial Corp. and is now trading under the symbol "EQF.V" and "EQFCF" on the NASDAQ Bulletin Board. Over-the-counter market quotations such as the TSX reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The following table sets forth the bid prices, as reported by the TSX, for the periods shown.
	TSX Venture Exchange (Cdn. $’s)
	High	Low
Year ended July 31, 2001:
Quarter ended October 31, 2000	1.50	1.50
Quarter ended January 31, 2001	1.44	1.44
Quarter ended April 30, 2001	0.75	0.75
Quarter ended July 31, 2001	0.36	0.36

Year ended July 31, 2002:
Quarter ended October 31, 2001	0.27	0.27
Quarter ended January 31, 2002	0.30	0.30
Quarter ended April 30, 2002	0.30	0.30
Quarter ended July 31, 2002	0.21	0.21

Year ended July 31, 2003:
Quarter ended October 31, 2002	0.25	0.19
Quarter ended January 31, 2003	0.22	0.17
Quarter ended April 30, 2003	0.250	0.20
Quarter ended July 31, 2003	0.35	0.25

Reverse Stock Split

On February 21, 2002 Equicap received approval from the Canadian Venture Exchange for a reverse share split on a three-for-one basis. The authorized capital was reduced from 100,000,000 to 33,333,333 common shares without par value and the number of issued and outstanding common shares was reduced from 9,478,604 to 3,159,534. All share prices and share amounts in this registration statement have been adjusted to reflect this reverse stock split.

Number of Holders of Common Stock

At July 31, 2003 there were approximately 188 shareholders of record (including nominees and brokers holding street accounts), 38 shareholders of whom had addresses in the United States and who held 13,810 Common Shares, or 0.002% of our outstanding Common Shares.

Dividends

We have not paid any cash dividends on our common stock and do not expect to pay any cash or other dividends in the foreseeable future. The terms of our current credit facility prohibit us from declaring and paying dividends.

Exchange Controls

There is no law or governmental decree or regulation in Canada that restricts the export or import of capital, or affects the remittance of dividends, interest or other payments to non-resident holders of our common stock, other than withholding tax requirements. See "Taxation" below.

There is no limitation imposed by Canadian law or by our articles of incorporation or our other charter documents on the right of a non-resident to hold or vote Common shares, other than as provided by the "Investment Canada Act", the "North American Free Trade Agreement Implementation Act (Canada)" and the "World Trade Organization Agreement Implementation Act."

The Investment Canada Act requires notification and, in certain cases, advance review and approval by the Government of Canada of the acquisition by a "non-Canadian" of "control" of a "Canadian business", all as defined in the Investment Canada Act. Generally, the threshold for review will be higher in monetary terms for a member of the World Trade Organization or North American Free Trade Agreement.

Taxation

United States Taxation

The information set forth below is a summary of the material U.S. federal income tax consequences of the ownership and disposition of common stock by a U.S. Holder, as defined below. These discussions are not a complete analysis or listing of all of the possible tax consequences of such transactions and do not address all tax considerations that may be relevant to particular holders in light of their personal circumstances or to persons that are subject to special tax rules. In particular, the information set forth deals only with U.S. Holders that will hold common stock as capital assets within the meaning of the Internal Revenue Code of 1986, as amended, and who do not at any time own individually, nor are treated as owning 10% or more of the total combined voting power of all classes of our stock entitled to vote. In addition, this description of U.S. tax consequences does not address the tax treatment of special classes of U.S. Holders, such as banks, tax-exempt entities, insurance companies, persons holding subordinate voting shares as part of a hedging or conversion transaction or as part of a "straddle," U.S. expatriates, persons subject to the alternative minimum tax, dealers or traders in securities or currencies and holders whose "functional currency" is not the U.S. dollar. This summary does not address estate and gift tax consequences or tax consequences under any foreign, state or local laws other than as provided in the section entitled "Canadian Federal Income Tax Considerations" provided below.

As used in this section, the term "U.S. Holder" means:

<

  an individual citizen or resident of the United States;

  a corporation created or organized under the laws of the United States or any state thereof including the District of Columbia;

  an estate the income of which is subject to United States federal income taxation regardless of its source;

  a trust if a court within the United States is able to exercise primary jurisdiction over its administration and one or more U.S. persons have authority to control all substantial decisions of the trust; or

  a partnership to the extent the interests therein are owned by any of the persons described in clauses (a), (b), (c) or (d) above.

Holders of common stock who are not U.S. Holders, sometimes referred to as "Non-U.S. Holders", should also consult their own tax advisors, particularly as to the applicability of any tax treaty.

The following discussion is based upon:

  the Internal Revenue Code;

  U.S. judicial decisions;

  administrative pronouncements;

  existing and proposed Treasury regulations; and

  the Canada/ U.S. Income Tax Treaty.

Any of the above is subject to change, possibly with retroactive effect. We have not requested, and will not request, a ruling from the U.S. Internal Revenue Service with respect to any of the U.S. federal income tax consequences described below, and as a result, there can be no assurance that the U.S. Internal Revenue Service will not disagree with or challenge any of the conclusions we have reached and describe here.

HOLDERS OF COMMON STOCK ARE URGED TO CONSULT THEIR TAX ADVISORS AS TO THE PARTICULAR CONSEQUENCES TO THEM UNDER U.S. FEDERAL, STATE, LOCAL AND APPLICABLE FOREIGN TAX LAWS OF THE ACQUISITION, OWNERSHIP AND DISPOSITION OF COMMON STOCK.

Dividends

Subject to the discussion of passive foreign investment companies below, the gross amount of any distribution paid by us to a U.S. Holder will generally be subject to U.S. federal income tax as foreign source dividend income to the extent paid out of our current or accumulated earnings and profits, as determined under U.S. federal income tax principles. The amount of any distribution of property other than cash will be the fair market value of such property on the date of the distribution. Dividends received by a U.S. Holder will not be eligible for the dividends received deduction allowed to corporations. To the extent that an amount received by a U.S. Holder exceeds such holder's allocable share of our current and accumulated earnings and profits, such excess will be applied first to reduce such U.S. Holder's tax basis in his common shares, thereby increasing the amount of gain or decreasing the amount of loss recognized on a subsequent disposition of the common shares. Then, to the extent such distribution exceeds such U.S. Holder's tax basis, it will be treated as capital gain. We do not currently maintain calculations of our earnings and profits for U.S. federal income tax purposes.

The gross amount of distributions paid in Canadian dollars, or any successor or other foreign currency, will be included in the income of such U.S. Holder in a dollar amount calculated by reference to the spot exchange rate in effect on the day the distributions are paid regardless of whether the payment is in fact converted into U.S. dollars. If the Canadian dollars, or any successor or other foreign currency, are converted into U.S. dollars on the date of the payment, the U.S. Holder should not be required to recognize any foreign currency gain or loss with respect to the receipt of Canadian dollars as distributions. If, instead, the Canadian dollars are converted at a later date, any currency gains or losses resulting from the conversion of the Canadian dollars will be treated as U.S. source ordinary income or loss. Any amounts recognized as dividends would generally constitute foreign source "passive income" or, in the case of certain U.S. Holders, "financial services income" for U.S. foreign tax credit purposes. A U.S. Holder will have a basis in any Canadian dollars distributed equal to their dollar value on the payment date.

A Non-U.S. Holder of common stock generally will not be subject to U.S. federal income or withholding tax on dividends received on common stock unless such income is effectively connected with the conduct by such Non-U.S. Holder of a trade or business in the United States.

Sale or Exchange

A U.S. Holder's initial tax basis in the common stock will generally be cost to the holder. A U.S. Holder's adjusted tax basis in the common stock will generally be the same as cost, but may differ for various reasons including the receipt by such holder of a distribution that was not made up wholly of earnings and profits as described above under the heading "Dividends." Subject to the discussion of passive foreign investment companies below, gain or loss realized by a U.S. Holder on the sale or other disposition of common stock will be subject to U.S. federal income taxation as capital gain or loss in an amount equal to the difference between the U.S. Holder's adjusted tax basis in the common stock and the amount realized on the disposition. In the case of a non-corporate U.S. Holder, the federal tax rate applicable to capital gains will depend upon:

<

  the holder's holding period for the common stock, with a preferential rate available for common stock held for more than one year; and

  the holder's marginal tax rate for ordinary income.

Any gain realized will generally be treated as U.S. source gain and loss realized by a U.S. Holder generally also will be treated as from sources within the United States.

The ability of a U.S. Holder to utilize foreign taxes as a credit to offset U.S. taxes is subject to complex limitations and conditions. The consequences of the separate limitation calculation will depend upon the nature and sources of each U.S. Holder's income and the deductions allocable thereto. Alternatively, a U.S. Holder may elect to claim all foreign taxes paid as an itemized deduction in lieu of claiming a foreign tax credit. A deduction does not reduce U.S. tax on a dollar-for-dollar basis like a tax credit, but the availability of the deduction is not subject to the same conditions and limitations applicable to foreign tax credits.

If a U.S. Holder receives any foreign currency on the sale of common stock, such U.S. Holder may recognize ordinary income or loss as a result of currency fluctuations between the date of the sale of common stock and the date the sale proceeds are converted into U.S. dollars.

A Non-U.S. Holder of common stock generally will not be subject to U.S. federal income or withholding tax on any gain realized on the sale or exchange of such common stock unless:

  such gain is effectively connected with the conduct by such Non-U.S. Holder of a trade or business in the United States; or

  in the case of any gain realized by an individual Non-U.S. Holder, such Non-U.S. Holder is present in the United States for 183 days or more in the taxable year of such sale and certain other conditions are met.

Personal Holding Company

We could be classified as a personal holding company for U.S. federal income tax purposes if both of the following tests are satisfied:

  if at any time during the last half of our taxable year, five or fewer individuals own or are deemed to own more than 50% of the total value of our shares; and

  we receive 60% or more of our U.S. related gross income from specified passive sources, such as royalty payments.

A personal holding company is taxed on a portion of its undistributed U.S. source income, including specific types of foreign source income which are connected with the conduct of a U.S. trade or business, to the extent this income is not distributed to shareholders. We do not believe we are a personal holding company presently and we do not expect to become one. However, we cannot assure you that we will not qualify as a personal holding company in the future.

Foreign Personal Holding Company

We could be classified as a foreign personal holding company if in any taxable year both of the following tests are satisfied:

  five or fewer individuals who are United States citizens or residents own or are deemed to own more than 50% of the total voting power of all classes of our shares entitled to vote or the total value of our shares; and

  at least 60%, 50% in some cases, of our gross income, as adjusted, consists of "foreign personal holding company income", which generally includes passive income such as dividends, interests, gains from the sale or exchange of shares or securities, rent and royalties.

If we are classified as a foreign personal holding company and if you hold shares in us, you may have to include in your gross income as a dividend your pro rata portion of our undistributed foreign personal holding company income. If you dispose of your shares prior to such date, you will not be subject to tax under these rules. We do not believe we are a foreign personal holding company presently and we do not expect to become one. However, we cannot assure you that we will not qualify as a foreign personal holding company in the future.

Passive Foreign Investment Company

We believe that our common stock should not currently be treated as stock of a passive foreign investment company for United States federal income tax purposes, but this conclusion is a factual determination made annually and thus may be subject to change based on future operations and composition and valuation of our assets. In general, we will be a passive foreign investment company with respect to a U.S. Holder if, for any taxable year in which the U.S. Holder holds our subordinate voting shares, either:

  at least 75% of our gross income for the taxable year is passive income; or

  at least 50% of the average value of our assets is attributable to assets that produce or are held for the production of passive income.

For this purpose, passive income includes income such as:

  dividends;

  interest;

  rents or royalties, other than certain rents or royalties derived from the active conduct of trade or business;

  annuities; or

  gains from assets that produce passive income.

If a foreign corporation owns at least 25% by value of the stock of another corporation, the foreign corporation is treated for purposes of the passive foreign investment company tests as owning its proportionate share of the assets of the other corporation and as receiving directly its proportionate share of the other corporation's income.

If we are treated as a passive foreign investment company, a U.S. Holder that did not make a qualified electing fund election or, if available, a mark-to-market election, as described below, would be subject to special rules with respect to:

<

  any gain realized on the sale or other disposition of common stock; and

  any "excess distribution" by us to the U.S. Holder.

Generally, "excess distributions" are any distributions to the U.S. Holder in respect of the subordinate voting shares during a single taxable year that are greater than 125% of the average annual distributions received by the U.S. Holder in respect of the common stock during the three preceding taxable years or, if shorter, the U.S. Holder's holding period for the common stock.

Under the passive foreign investment company rules,

  the gain or excess distribution would be allocated ratably over the U.S. Holder's holding period for the common stock;

  the amount allocated to the taxable year in which the gain or excess distribution was realized would be taxable as ordinary income;

  the amount allocated to each prior year, with certain exceptions, would be subject to tax at the highest tax rate in effect for that year; and

  the interest charge generally applicable to underpayments of tax would be imposed in respect of the tax attributable to each such year.

A U.S. Holder owning actually or constructively "marketable stock" of a passive foreign investment company may be able to avoid the imposition of the passive foreign investment company tax rules described above by making a mark-to-market election. Generally, pursuant to this election, such holder would include in ordinary income, for each taxable year during which such stock is held, an amount equal to the increase in value of the stock, which increase will be determined by reference to the value of such stock at the end of the current taxable year compared with their value as of the end of the prior taxable year. Holders desiring to make the mark-to-market election should consult their tax advisors with respect to the application and effect of making such election.

In the case of a U.S. Holder who does not make a mark-to-market election, the special passive foreign investment company tax rules described above will not apply to such U.S. Holder if the U.S. Holder makes an election to have us treated as a qualified electing fund and we provide certain required information to holders. For a U.S. Holder to make a qualified electing fund election, we would have to satisfy certain reporting requirements. We have not determined whether we will undertake the necessary measures to be able to satisfy such requirements in the event that we were treated as a passive foreign investment company.

A U.S. Holder that makes a qualified electing fund election will be currently taxable on its pro rata share of our ordinary earnings and net capital gain, at ordinary income and capital gains rates, respectively, for each of our taxable years, regardless of whether or not distributions were received. The U.S. Holder's basis in the common stock will be increased to reflect taxed but undistributed income. Distributions of income that had previously been taxed will result in a corresponding reduction of basis in the common stock and will not be taxed again as a distribution to the U.S. Holder. U.S. Holders desiring to make a qualified electing fund election should consult their tax advisors with respect to the advisability of making such election.

United States Backup Withholding and Information Reporting

A U.S. Holder will generally be subject to information reporting with respect to dividends paid on, or proceeds of the sale or other disposition of, our common shares, unless the U.S. Holder is a corporation or comes within certain other categories of exempt recipients. A U.S. Holder that is not an exempt recipient will generally be subject to backup withholding at a rate of 31% with respect to the proceeds from the sale or the disposition of, or with respect to dividends on, common stock unless the U.S. Holder provides a taxpayer identification number and otherwise complies with applicable requirements of the backup withholding rules. Any amount withheld under these rules will be creditable against the U.S. Holder's U.S. federal income tax liability or refundable to the extent that it exceeds such liability. A U.S Holder who does not provide a correct taxpayer identification number may be subject to penalties imposed by the United States Internal Revenue Service.

Non-U.S. Holders will generally be subject to information reporting and possible backup withholding with respect to the proceeds of the sale or other disposition of common stock effected within the United States, unless the holder certifies to its foreign status or otherwise establishes an exemption if the broker does not have actual knowledge that the holder is a U.S. holder. A payor within the United States will be required to withhold 31% of any payments of dividends on or proceeds from the sale of common stock within the United States to a non-exempt U.S. or Non-U.S. Holder if such holder fails to provide appropriate certification. In the case of such payments by a payor within the United States to a foreign partnership other than a foreign partnership that qualifies as a "withholding foreign partnership" within the meaning of such Treasury regulations, the partners of such partnership will be required to provide the certification discussed above in order to establish an exemption from backup withholding tax and information reporting requirements.

Canadian Federal Income Tax Considerations

The following is a summary of the material Canadian federal income tax considerations generally applicable to a U.S. person who holds common stock and who, for the purposes of the Income Tax Act (Canada), or the "ITA", and the Canada-United States Income Tax Convention (1980), or the "Convention," as applicable and at all relevant times:

  is resident in the United States and not resident in Canada;

  holds the common stock as capital property;

  does not have a "permanent establishment" or "fixed base" in Canada, as defined in the Convention; and

  deals at arm's length with us. Special rules, which are not discussed below, may apply to "financial institutions", as defined in the ITA, and to non-resident insurers carrying on an insurance business in Canada and elsewhere.

This discussion is based on the current provisions of the ITA and the Convention and on the regulations promulgated under the ITA, all specific proposals to amend the ITA or the regulations promulgated under the ITA announced by or on behalf of the Canadian Minister of Finance prior to the date of this Annual Report and the current published administrative practices of the Canada Customs and Revenue Agency, or the Agency. It does not otherwise take into account or anticipate any changes in law or administrative practice nor any income tax laws or considerations of any province or territory of Canada or any jurisdiction other than Canada, which may differ from the Canadian federal income tax consequences described in this document.

Under the ITA and the Convention, dividends paid or credited, or deemed to be paid or credited, on the common stock to a U.S. person who owns less than 10% of the voting shares will be subject to Canadian withholding tax at the rate of 15% of the gross amount of those dividends or deemed dividends. If a U.S. person is a corporation and owns 10% or more of the voting shares, the rate is reduced from 15% to 5%. As described above and subject to specified limitations, a U.S. person may be entitled to credit against U.S. federal income tax liability for the amount of tax withheld by Canada.

Under the Convention, dividends paid to specified religious, scientific, charitable and similar tax exempt organizations and specified organizations that are resident and exempt from tax in the United States and that have complied with specified administrative procedures are exempt from this Canadian withholding tax.

A capital gain realized by a U.S. person on a disposition or deemed disposition of the common stock will not be subject to tax under the ITA unless the common stock constitute taxable Canadian property within the meaning of the ITA at the time of the disposition or deemed disposition. In general, the common stock will not be "taxable Canadian property" to a U.S. person if they are listed on a prescribed stock exchange, which includes The Toronto Stock Exchange, unless, at any time within the five-year period immediately preceding the dispositions, the U.S. person, persons with whom the U.S. person did not deal at arm's length, or the U.S. person together with those persons, owned or had an interest in or a right to acquire more than 25% of any class or series of our shares.

If the common stock are taxable Canadian property to a U.S. person, any capital gain realized on a disposition or deemed disposition of those common stock will generally be exempt from tax under the ITA by virtue of the Convention if the value of the common stock at the time of the disposition or deemed disposition is not derived principally from real property, as defined by the Convention, situated in Canada. The determination as to whether Canadian tax would be applicable on a disposition or deemed disposition of the common stock must be made at the time of the disposition or deemed disposition.

HOLDERS OF COMMON STOCK ARE URGED TO CONSULT THEIR OWN TAX ADVISORS TO DETERMINE THE PARTICULAR TAX CONSEQUENCES TO THEM, INCLUDING THE APPLICATION AND EFFECT OF ANY STATE, LOCAL OR FOREIGN INCOME AND OTHER TAX LAWS, OF THE ACQUISITION, OWNERSHIP AND DISPOSITION OF COMMON STOCK.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Nature of Business

The financial statements have been prepared in accordance with accounting principles generally accepted in Canada. A reconciliation of amounts presented in accordance with United States accounting principles is detailed in note 16 of the consolidated financial statements. Unless otherwise indicated, all dollar amounts are disclosed in Canadian dollars.

Equicap Financial Corp. is in the business of acquiring, developing and financing interests in select businesses which are capable of growth and expansion. The Company owns 100% of its subsidiaries, OnlineConsortium.com, Inc., FilmIndustry.com, Inc. and DJscene.com Media, Inc. None of these subsidiaries of the Company have generated any revenue. Using the expertise of its board of directors, the Company continues to search for new financable projects.

DJscene is an online community portal for the Disc Jockey segment of the international music industry. DJscene provides urban club and radio mixshow DJ’s with promotional and networking opportunities on the Internet. DJscene offers features that include streaming media and video, exclusive talent interviews, music industry news, a member directory, a DJ directory and email services. DJscene faces competition from online communities that target amateur and professional DJ’s and their patrons. These competitors generally offer services that compete with the services offered at DJscene and threaten to reduce potential DJscene membership and traffic levels. Equicap anticipated that DJscene would generate revenues and become profitable through the sale of advertising and membership fees. To this end, Equicap provided significant funds to develop software necessary to enable DJscene to provide its online community with these features. However, due to ongoing cash flow problems, the Company has been required to cease operations of DJscene in September 2003. To date DJscene has not generated any income.

FilmIndustry is an online vertical directory and content portal designed to serve the needs of the film industry. The web site provided an online interactive community for film, television and media professionals world wide, offering access to industry news, insight and discussion. FilmIndustry developed a comprehensive Professional Directory database that was intended to give film industry professionals an opportunity to promote themselves through their personalized Professional Directory Profile. The Company expended considerable funds developing FilmIndustry software applications, but by the later part of fiscal 2001, the ongoing working capital shortage forced Equicap to halt all operating activity of FilmIndustry and put further development of its Professional Directory on hold pending financing being arranged. The recent and rapid demise of the dot.com technology sector of the public markets has made it extremely difficult to interest potential investors in financing internet based projects. Unless market conditions or investor perceptions change, we may be unable to obtain the operating funds needed to recommence operations.

Results of Operations for the Three and Twelve Months Ended July 31, 2003 Compared to the Three and Twelve Months Ended July 31, 2002

Equicap individually had a loss for the three months and twelve months ended July 2003 of $14,227 and $70,019 respectively, compared to $32,103 and $120,542 for the three and twelve months ended July 2002. The expenses for the twelve month period to July 2003 were reduced by $50,523 compared to the same period for 2002. This decrease comes from a reduction in accounting fees, rent and salaries over last year due to continued cutbacks caused by the Company’s ongoing budgetary concerns.

O-Tooz reached a settlement by way of signed conditional releases with two of its outstanding creditors whereby the two creditors received a combined payment of $10,375 and forgave the remaining amount owing them of $10,505. The remainder of the accounts payable of $39,271 is reported on the Balance Sheet under "discontinued operations".

DJscene had a loss for the three and twelve months ended July 2003 of $4,222 and $17,751 respectively compared to $15,122 and $59,731 for the three and twelve months ended July 2002. These decreases are the result of continued scaling back of operations of DJscene in light of the Company’s working capital deficiency. No consulting fees were paid in 2003 compared with $18,800 paid in 2002. Wages were reduced from $26,371 for 2002 to nil for 2003. Justin Leigh continues to serve as President of DJscene and to work on its website without compensation. All additional expenses were reduced in 2003 with the exception of hosting fees which were $11,515 for 2003 compared to $4,307 for 2002. Hosting fees represent the cost of maintaining the servers and networks that the website is hosted on as well as bandwidth costs associated with the operation of the website. The company has not realized any revenues.

The Company’s US subsidiaries, Online.com and FilmIndustry remain inactive pending an infusion of operating capital and as a result of this continued inactivity, expenses for the period remain minimal. The companies reported a combined net loss of $3,015 for the twelve month period ended July 31, 2003 compared to $7,572 for same period ended 2002. The expenses are for general office expenses consisting of accounting and legal fees and bank charges and amortization. FilmIndustry has not realized any income.

The Company had a consolidated net loss from operations for the three and twelve months ended July 2003 of $10,065 and $80,280 respectively compared to $51,070 and $231,532 for the three and twelve months ended July 2002. The decrease in losses in 2003 is due to continued inactivity in FilmIndustry, seriously scaling back expenses in DJscene, reduced corporate expenses and the forgiveness of a portion of O-Tooz’s outstanding accounts payable.

Related Party Transactions

To help finance its operations, by December 2002 the Company had borrowed, by way of a promissory note, $348,780 from Brett Holdings Ltd., a company controlled by D. Grant Macdonald, Equicap’s President and Director. The promissory note was due on demand and bore interest at the annual prime rate plus 2%. The loan interest of $6,840 was also outstanding. On December 13, 2002, the Company completed a Shares for Debt Agreement, whereby Brett Holdings Ltd. received 2,370,800 shares at $0.15 per share in settlement of its outstanding loan of $355,620.

By July 31, 2003, the Company had borrowed a further $3,902 by way of a promissory note from Brett Holdings Ltd. and at October 31, 2003 the total owing to Brett Holdings is $16,364.

Liquidity and Capital Resources

At July 31, 2003 the Company had a consolidated cash position of $1,038 and a working capital deficiency of $74,337. The Company completed a private placement in January 2003, resulting in the issuance of 165,000 shares of the Company for proceeds of $33,000. In March 2003, 50,000 warrants were exercised for additional proceeds of $11,000. Equicap has suffered recurring losses from operations and its ability to continue as a going concern is dependent upon many factors, including the ability of the Company to obtain financing to fund working capital requirements, the degree of competition encountered and general economic conditions. Additional financing is required to develop and market the products and services of the Company’s subsidiaries. Management’s plan in this regard is to raise equity financing. In the interim, operating loans have been received as needed from Brett Holdings Ltd., but Brett Holdings is under no commitment to continue to fund the existing overhead. The Company’s continuance is dependent upon its ability to obtain additional financing to cover its operating expenses.

Significant Events

The Company held its Annual General Meeting on December 10, 2002 and Grant Macdonald, Shirley Kancs and Dean Claridge were elected Directors. Subsequently, Mr. Macdonald was appointed President and Ms. Kancs was appointed Secretary. Shareholder approval was sought and granted to changed the name of the Company if required. Shareholder approval was also sought and granted to convert 218,751 of the Company’s escrowed shares from a performance based to a time-based formula. Regulatory approval was received on January 7, 2003. These shares are now being released over a 72 month period.

On December 13, 2002 the Company received regulatory approval for a Debt Settlement Arrangement. The Company issued 2,412,300 shares at $0.15 per share in exchange for the settlement of three outstanding debts totaling $365,845, the largest amount being the loan owed to Brett Holdings Ltd. in the amount of $355,620.

On January 10, 2003 regulatory acceptance was received for a Non-Brokered Private Placement of 165,000 Units at a price of $0.20 per unit. Each unit consisted of one common share and one non-transferable share purchase warrant. One warrant entitles the holder to purchase one additional common share at a price of $0.22 per share for a one year period. Proceeds to date from the Private Placement totaling $44,000 were used for general operating expenses. At July 31, 2003 the Company had 5,786,834 issued common shares.

On August 28, 2002 the Company filed a Form 10-12g application for registration with the Security Exchange Commission as a foreign issuer. Acceptance was received on January 7, 2003 and on April 7, 2003 the Company’s shares were called to trade on the NASDAQ Small Cap Market under the symbol "ONNCF". Its shares continued to trade on the TSX Venture Exchange under the symbol "ONN".

The Company subsequently received regulatory approval to proceed with the name change and effective July 11, 2003 the name was changed to Equicap Financial Corp. Its new trading symbol on the TSX Venture Exchange is "EQF" and on the NASDAQ Bulletin Board is "EQFCF". The new CUSIP number is 29441N 10 5. There was no consolidation of capital.

Subsequent Events

After continuing to work on the DJscene website for the last year without compensation due to the shortage of working capital, Justin Leigh determined that he is unable to continue. As the website needs to be constantly updated to be current and viable, the Company decided it had no choice but to take down the DJscene website. Accordingly, in September 2003, operation of the site was halted and unless there is a significant shift in the market place regarding internet based business, it is unlikely the Company will be able to obtain the funding needed to re-implement the site.

Critical Accounting Estimates

The discussion and analysis of  financial condition and results of operations is based on Equicap 's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in Canada. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Equicap evaluates its estimates, including those related to revenue, bad debts, intangible assets, restructuring, contingencies and litigation. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our only revenue producing business to date, O-Tooz Energie Group Inc., ceased operations in September 2001 and is reflected as discontinued operations. Our other two businesses in development, FilmIndustry and DJscene have not yet generated revenues from operations. If these companies obtain adequate operating capital and are able to recommence operations, revenue, if any, will be recognized when the earnings process is complete, as evidenced by agreement between the customer and the Company, when services have been rendered and when collection is probable. The recognition of revenue in conformity with accounting principles generally accepted in Canada will require Equicap to make estimates and assumptions that will affect the reported amounts of revenue. We expect that the majority of our revenues would be invoiced on a monthly basis.

As no operations presently generate any revenue, Equicap presently has no accounts receivable or any need to determine an allowance for doubtful accounts. If Equicap obtains adequate operating capital and is able to recommence the operations of its subsidiaries, an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments will need to be determined once revenue, if any, is generated. We intend to perform regular analyses on accounts receivable balances and determine what accounts receivable require the creation of an allowance.

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

Equicap periodically records the estimated impact of various conditions, situations or circumstances involving uncertain outcomes. We account for these contingencies as prescribed by SFAS No. 5 "Accounting for Contingencies". We use our best judgment to determine the estimate of these contingencies and adjust these reserves to account for ongoing issues and changes in circumstances.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We do not believe that the adoption of SFAS 141 will have a significant impact on our financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the completion of a transitional goodwill impairment test six months from the date of adoption. We do not believe that the adoption of SFAS 142 will have a significant impact on our financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement also amends ARB No. 7, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This Statement also broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this Statement are required to be adopted at the beginning of fiscal 2002. We do not believe that the adoption of SFAS 144 will have a significant impact on our financial statements.

Government Regulation

Equicap is a Canadian Corporation and is governed by the laws of Canada. The shares of Equicap are listed on the TSX Venture Exchange and on the NASDAQ SmallCap Market. There are no Canadian economic, fiscal, monetary, or political policies or factors that have materially affected or could materially affect, directly or indirectly, our operations or investments by United States nationals. See "Item 9. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters – Exchange Controls, and Taxation" for a discussion of Canadian and United States foreign exchange controls and tax laws.

Quantitative and Qualitative Disclosures About Market Risk

All of Equicap operations are based in Canada and denominated in Canadian currency. Cash balances are presently maintained in non-interest bearing accounts.

Factors That May Affect Future Results

This registration statement, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements and other prospective information relating to future events. These forward-looking statements and other information are subject to certain risks and uncertainties that could cause results to differ materially from historical or anticipated results, including the following:

We have a working capital deficiency at July 31, 2003; our Credit facilities can be called at any time. At July 31, 2003, we had a working capital deficiency of &74,337. Our credit facilities are all on a demand basis and could be called for repayment at any time.

History of Losses; Increased Expenses. As of July 31, 2003, we had an accumulated deficit and have not generated an operating profit since inception. There can be no assurance that we will realize revenue growth or be profitable on a quarterly or annual basis.

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

We may undertake acquisitions that could limit our ability to manage and maintain our business, result in adverse accounting treatment and could be difficult to integrate into our business. A component of future growth will depend on the ability to identify, negotiate, and acquire additional companies and assets that complement or expand existing operations. However we may be unable to complete any acquisitions, or any acquisitions we may complete may not enhance our business. Any acquisitions could subject us to a number of risks, including:

o diversion of management's attention;

o amortization of substantial goodwill, adversely affecting our reported results of operations;

o inability to retain the management, key personnel and other employees of the acquired business;

o inability to establish uniform standards, controls, procedures and policies;

o inability to retain the acquired company's customers; and

o exposure to legal claims for activities of the acquired business prior to acquisition; and inability to integrate the acquired company and its employees into our organization effectively.

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

Enforcement of Civil Liabilities. Equicap Financial Corp. is a corporation incorporated under the laws of British Columbia, Canada. All of the directors and officers are residents of Canada or otherwise reside outside of the United States. All or a substantial portion of the assets of such persons are or may be located outside of the United States. It may be difficult to effect service of process within the United States upon Equicap or upon such directors or officers or to realize in the United States upon judgments of United States courts predicated upon civil liability of Equicap or such persons under U.S. federal securities laws. We have been advised that there is doubt as to whether Canadian courts would (i) enforce judgments of U.S. courts obtained against Equicap or such directors or officers predicated solely upon the civil liabilities provisions of United States federal securities laws, or (ii) impose liabilities in original actions against Equicap or such directors and officers predicated solely upon such U.S. laws. However, a judgment against Equicap predicated solely upon civil liabilities provisions of such U.S. federal securities laws may be enforceable in Canada if the United States court in which such judgment was obtained has a basis for jurisdiction in that matter that would be recognized by a Canadian court.

Certain Shareholders May Exercise Control Over Matters Voted Upon by the Shareholders. Certain of the Company’s officers and directors together beneficially owned a significant portion of the outstanding common shares as of July 31, 2003. These shareholders hold a majority of Equicap ’s outstanding common shares, and are able to exercise significant influence over matters requiring shareholder approval, including the election of directors and the approval of mergers, consolidations and sales of assets. This may prevent or discourage tender offers for the Equicap 's common shares.

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

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements of the Company are attached as follows:

<<

Independent Auditor’s Report F-1

Equicap Financial Corp. Financial Statements as of and

<

for the year ended July 31, 2003 and 2002 F-2 through F-17

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

The directors and executive officers of Equicap Financial Corp. as of July 31, 2003 were:

Name	Age	Position with Equicap
D. Grant Macdonald	68	Director and President
Shirley Kancs	51	Director and Secretary
Dean G. Claridge	45	Director

D. Grant Macdonald. Mr. Macdonald has been President of the Company since September 2001. He is also the Senior Vice President and director of Canaccord Capital Corp., securities dealer, and has been since November 1998. From October 1997 until it was acquired in November 1998 by Canaccord, he was President and Chief Executive Officer of Brink Hudson & Lefever Ltd, a regional securities dealer. He is also President, Chief Executive Officer and Chairman of D. Grant Macdonald Capital Corp., a merchant bank, and has been since September 1993. He has also been President of Brett Holdings Ltd. since 1978.

Mr. Macdonald has been a director of the Company since August 1998. He has been director, President and Treasurer of Online.com, our U.S. subsidiary, since November 1999 and Vice-President and Treasurer of FilmIndustry, our U.S. subsidiary, since July 2001. He has been a director of Hybridge Investment Management Inc., a portfolio management company, since June 1997.

Shirley Kancs. Ms. Kancs has been the in house accountant for the Company and its subsidiaries since 1998. She has been the accountant and corporate secretary for D. Grant Macdonald Capital Corp., a merchant bank, since April 1994. Since 1998 she has also been the accountant and corporate secretary for Hybridge Investment Management Inc., a portfolio management company. Prior to this time, Ms. Kancs was employed with a mid size Vancouver law firm for six years as head of their accounting department. Ms. Kancs has been a director of the Company since December 2000. She has not been a director of any other company.

Dean G. Claridge. Mr. Claridge has been a self employed financial consultant since April 1998, under the name Armada Ventures Inc. He assists emerging growth companies in structuring and attaining financing by acting as a liaison between such companies and the brokerage community. He was employed by D. Grant Macdonald Capital Corp., a merchant bank, from January 1995 until March 1998 in the corporate finance department, in charge of investor relations. Prior to this time he worked as a registered broker. Mr. Claridge has been a director of the Company since October 2001 and a director of BTB Solutions Inc., a member of the Capital Pool Corp. since October 2001 and a director of MCF Enterprises Inc. (the Company) from July 1999 until November 1999.

Board of Directors

Equicap is authorized to have a board of at least four directors and no more than five. We currently have three directors. Our directors are elected for a term of about one-year, from annual meeting to annual meeting, or until an earlier resignation, death or removal. Each officer serves at the discretion of the board or until an earlier resignation or death. There are no family relationships among any of our directors or officers. British Columbia corporate law requires that we have an audit committee of at least three directors and the majority must not be officers, employees or affiliates. Equicap is presently evaluating prospective board members and anticipates being in compliance with this provision of British Columbia corporate law in the near future.

Currently our directors do not receive any fees or remuneration for being directors of Equicap , but we will reimburse actual and reasonable out of pocket expenses incurred for attending board and committee meetings. Directors are eligible to receive stock options granted by our board.

Committees of the Board of Directors - Audit Committee

The audit committee is comprised of Grant Macdonald, Dean Claridge and Shirley Kancs.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

As a foreign private issuer, Equicap is not required to report under Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION AND OTHER MATTERS

The following table sets forth the compensation earned for services rendered in all capacities for the three most recently completed years by our Chief Executive Officer and our other most highly compensated executive officers whose salary and bonus during the year ended July 31, 2003 exceeded US$100,000.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Securities Under Options/ SARs(1) Granted (#)	Restricted Shares or Restricted Share Units ($)	LTIP(2) Payouts ($)	All Other Compen-sation ($)
D. Grant Macdonald, President Ron Froh, President	2003 2002 2001	Nil Nil 27,083	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

"SAR" or "stock appreciation right" means a right granted by the Company, as compensation for services rendered, to receive a payment of cash or an issue or transfer of securities based wholly or in part on changes in the trading price of publicly traded securities of the Company.

"LTIP" or "long term incentive plan" means any plan that provides compensation intended to serve as incentive for performance to occur over a period longer than one financial year, but does not include option or stock appreciation right plans or plans for compensation through restricted shares or restricted share units.

Option Grants in Last Fiscal Year

There were no options granted to Executive Officers in 2003.

Aggregate Option Exercises in Last Fiscal Year

No options were held at July 31, 2003 by our Executive Officers

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of July 31, 2003 for:

o each person who is known to own beneficially more than 5% of our outstanding common stock,

o each of our executive officers and directors and

o all executive officers and directors as a group.

The percentage of beneficial ownership for the following table is based on 3,159,534 shares of common stock outstanding on July 31, 2003.

Unless otherwise indicated below, to our knowledge, all persons and entities listed below have sole voting and investment power over their shares of common stock, except to the extent that individuals share authority with spouses under applicable law.

Shares of common stock not outstanding but deemed beneficially owned because an individual has the right to acquire the shares of common stock within 60 days are treated as outstanding when determining the amount and percentage of common stock owned by that individual and by all directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown.

Name and address of beneficial owner	Number of shares beneficially owned	Percentage of shares outstanding
D. Grant Macdonald 1102 Highland Drive West Vancouver, B.C. V7S 2H1	3,355,950	57.99%
Shirley Kancs 2145 Hill Drive North Vancouver, B.C. V7H 2N1	1,666	● *
Dean G. Claridge 5480 Monte Bre Crescent West Vancouver, B.C. V7W 3B1	236,833	0.04%
All directors and executive officers as a group (3)	3,594,449	62.11%

o Less than 1%.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Equicap believes that the transactions set forth below were made on terms no less favorable to Equicap than could have been obtained from unaffiliated third parties. All future related party transactions will be approved by a majority of the board of directors, including a majority of the independent and disinterested outside directors on the board of directors, and will be made on terms no less favorable to Equicap than could be obtained from unaffiliated third parties. The current composition of the board of directors does not presently allow for majority approval by independent and disinterested directors. Prior to any additional related party transactions, if any, the board of directors would be expanded to include additional independent and disinterested directors.

Acquisition of FilmIndustry.com.

On October 1, 1999 Equicap ’s wholly owned subsidiary, Online Consortium.com acquired a 100% interest in FilmIndustry.com, Inc., a U.S. based company, incorporated pursuant to the Washington Business Corporation Act. Equicap purchased all the issued and outstanding shares of FilmIndustry from Murray G. Macdonald, a relative of a director of the Company, for the sum of $25,000 and the issuance of 166,666 common shares of Equicap which are to be held in escrow and released in blocks semi-annually over a six year period.

Management Consulting Agreement.

Equicap entered into a Financial Development Services Agreement with Armada Ventures Inc., a company wholly owned by Dean G. Claridge, a director of Equicap. Armada provided financial development services from October 1999 to March 2001 in consideration of $2,500 per month plus a consulting fee of 2% of the aggregate proceeds of any financing identified, negotiated and settled by Armada with an underwriter or institutional investor. Armada was to act as liaison with the brokerage community and assist in developing sources for financing. Though the original one year contract from October 1999 to September 2000 was extended for an additional six months to March 2001, the contract has since expired and has not been renewed

Database Maintenance Agreement.

FilmIndustry.com, Inc signed a Software License and Services Agreement dated July 1, 1999, with Macdonald Harris & Associates ("MHA"), Internet database developers, for the sum of $150,000. In addition, FilmIndustry agreed to pay MHA $22,500 for each calendar year for ongoing maintenance and support services. The $150,000 has been paid in full. The maintenance contract has been put into abeyance due to the suspension of further work on the Professional Directory and the FilmIndustry website.

Office Rental Agreement.

Equicap had an oral rental agreement with D. Grant Macdonald Capital Corp., a company co-owned by D. Grant Macdonald, a director of the Company, whereby Equicap would pay for office space it occupied. During the first seven months of fiscal year ended July 2002, the Equicap paid $23,192 in rent expenses for its corporate office space. As of March 1, 2002, Equicap was no longer required to pay rent as it no longer has any operating personnel which required office space.

Borrowings from Related Entities.

From time to time Equicap has borrowed funds by way of promissory notes from D. Grant Macdonald Capital Corp. and Brett Holdings Ltd, companies controlled by Grant Macdonald, an officer and director of Equicap. The notes are due on demand and bear interest at an annual rate of prime plus 2%. At July 31, 2002, Equicap has an outstanding loan with Brett Holdings Ltd. In the amount of $306,980.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
Exhibit No.	Description	Page
Instruments defining the rights of security holders including debentures
None
Material Contracts
10.1	Purchase Agreement with FilmIndustry.com dated August 13, 1999(1)
10.2	Promissory Note dated April 30, 2002 with Brett Holdings Ltd.(1)
21	Subsidiaries of the Registrant (1)
31.1	Certification of Chief Executive and Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
99.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Filed on Form 10-12g August 27, 2002

(b) Reports on Form 8-K

None

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, Equicap carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic Securities and Exchange Commission ("SEC") filings is recorded, processed and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Equicap Financial Corp.

(Registrant)

Date:  November 28, 2003

By: /s/ D. Grant Macdonald

D. Grant Macdonald

Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ D. Grant Macdonald D. Grant Macdonald	President and Director	November 28, 2003
/s/ Shirley Kancs Shirley Kancs	Director and Secretary	November 28, 2003
/s/ Dean G. Claridge Dean G. Claridge	Director	November 28, 2003