Form 10QSB
period 2003-10-31
EQUICAP FINANCIAL CORP
filed 2003-12-15
CIK 1172945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-49985

Equicap Financial Corp.

(Formerly Online Consortium Corp.)

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

Yes _ X__ No____

There were 5,786,834 shares outstanding of the registrant’s Common Stock without par value as of October 31, 2003.

Equicap Financial Corp.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EQUICAP FINANCIAL CORP.

(FORMERLY ONLINE CONSORTIUM CORP.)

Consolidated Balance Sheets

(Expressed in Canadian dollars)
	October 31, 2003	July 31, 2003
	(unaudited)
ASSETS

Current
Cash & short-term deposits	$ 523	$ 677
Accounts receivable	586	361
Prepaid expenses	109	0
	1,218	1,038

Capital Assets	13,052	14,213

	$ 14,270	$ 15,251

LIABILITIES

Current
Accounts payable & accrued liabilities	$ 26,263	$ 32,202
Liabilities of discontinued operations	39,269	39,271
Due to a related party	17,457	3,902
	82,989	75,375

SHAREHOLDERS’ EQUITY

Share capital	6,445,555	6,445,555
Share issuance costs	(153,835)	(153,835)

Deficit	(6,360,439)	(6,351,844)
	(68,719)	(60,124)

	$ 14,270	$ 15,251

On behalf of the Board:

“D. Grant Macdonald”       Director
	“Shirley Kancs”	Director

See accompanying notes to consolidated financial statements

EQUICAP FINANCIAL CORP.

(FORMERLY ONLINE CONSORTIUM CORP.)

Consolidated Statement of Income and Loss

For the Three Months Ended October 31, 2003

(Expressed in Canadian dollars)

	Three Month Period Ended October 31, 2003	Three Month Period Ended October 31, 2002
	(unaudited)	(unaudited)
EXPENSES

Accounting	700	4,380
Advertising and promotion	0	400
Amortization	1,161	1,161
Consulting fees	0	0
Filing fees	1,430	1,229
Hosting fees	880	2,830
Interest	174	5,082
Legal	126	0
Licenses/dues/subscriptions	0	0
Office expenses	319	1,076
Rent and storage	(105)	213
Salaries and benefits	3,610	4,493
          Telephone
	300	198

	8,595	21,062

Loss from operations
	(8,595)	(21,062)

Net loss for the period
	(8,595)	(21,062)

Deficit, Beginning of Period
	(6,351,844)	(6,271,564)

Deficit, End of Period
	$ (6,360,439)	$ (6,292,626)

Loss per share
	(0.001)	(0.006)

See accompanying notes to consolidated financial statements

EQUICAP FINANCIAL CORP.

(FORMERLY ONLINE CONSORTIUM CORP.)

Consolidated Cash Flow Statement

For the Three and Nine Months Ended April 30, 2003

(Expressed in Canadian dollars)
	Three Month Period Ended October 31, 2003	Three Month Period Ended October 31, 2002

Cash provided by (used for) operating activities:

Net gain (loss) for the period	$ (8,595)	$ (21,062)

Adjustment for items not involving cash:
Amortization of capital assets	1,161	1,162

Change in non-cash working capital:
Accounts receivable	(334)	298
Accounts payable	(5,941)	5,971

	(6,275)	6,269

Investing activities:
            Purchase of capital assets
	0	0

Financing activities:
            Advances from a related company
	13,555	13,882

Cash used in continuing operations
	(154)	251

Increase (Decrease) in cash position	(154)	251

Cash position, Beginning of Year
	677	2,158

Cash position, End of First Quarter	$ 523	$ 2,409
See accompanying notes to consolidated financial statements

EQUICAP FINANCIAL CORP.

(FORMERLY ONLINE CONSORTIUM CORP.)

Notes to Consolidated Financial Statements

For the Three  Months ended October 31, 2003

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

2. Related Part Transaction

At October 31, 2003 the Company had an promissory note of $17,457 with Brett Holdings Ltd, a company controlled by D. Grant Macdonald, Equicap’s President and Director. The promissory note is due on demand and bears interest at the annual prime rate plus 2%.

3. Private Placement

On October 23, 2003, the Company announced a non-brokered private placement consisting of 200,000 Units at a price of $0.26 per Unit for aggregate gross proceeds of $52,000. Each Unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for a period of two years at an exercise price of $0.34 per share.  On November 6, 2003 the Company completed the non-brokered private placement consisting of 200,000 Units at a price of $0.26 per Unit and received $52,000 to be used for general working capital.

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

Overview

Nature of Business

 Equicap Financial Corp. (“Equicap” or the “Company”) is in the business of acquiring, developing and financing interests in select businesses which are capable of growth and expansion. The Company owns 100% of its subsidiaries, FilmIndustry.com, Inc. (“FilmIndustry”) and DJscene.com Media, Inc. (“DJscene”). Neither of the Company’s subsidiaries have generated any revenue. Using the expertise of its board of directors, the Company continues to search for new financable projects.

 DJscene is an online community portal for the Disc Jockey segment of the international music industry. DJscene offered features that included streaming media and video, exclusive talent interviews, music industry news, a member directory, a DJ directory and email services. Equicap anticipated that DJscene would generate revenues and become profitable through the sale of advertising and membership fees. To this end, Equicap provided significant funds to develop software necessary to enable DJscene to provide its online community with these features. However, due to ongoing cash flow problems, DJscene was required to operate on a substantially reduced budget for the past fiscal year. After continuing to work on the DJscene website for the last year without compensation, its President Justin Leigh determined that he was unable to continue. As the website needs to be constantly updated to be current and viable, the Company decided it had no choice but to take down the DJscene website. Accordingly, in September 2003, operation of the site was halted and unless there is a significant shift in the market place regarding internet based business, it is unlikely the Company will be able to obtain the financing needed to re-implement the site.

 FilmIndustry is an online vertical directory and content portal designed to serve the needs of the film industry. FilmIndustry developed a comprehensive Professional Directory database that was intended to give film industry professionals an opportunity to promote themselves through their personalized Professional Directory Profile. The Company expended considerable funds developing FilmIndustry software applications, but by the later part of fiscal 2001, the ongoing working capital shortage forced Equicap to halt all operating activity of FilmIndustry and put further development of its Professional Directory on hold. The lack of optimism regarding internet-based businesses has made it extremely difficult to interest potential investors. Unless market conditions or investor perceptions change, we may be unable to obtain the operating funds needed to recommence operations.

 Results of Operations for the Three Months Ended October 31, 2003 Compared to the Three Months Ended October 31, 2002

 Equicap individually had a loss for the three months ended October 2003 of $6,588 compared to $16,888 for the three months ended October 2002. The expenses for the first quarter were reduced by $10,300 compared to the same period for 2002. This decrease comes from a reduction in accounting fees, rent, loan interest and salaries due to continued cutbacks caused by the Company’s ongoing budgetary concerns.

DJscene had a loss for the three months ended October 2003 of $1,918 compared to $4,055 for the three months ended October 2002. This decrease is the result of continued scaling back of operations of DJscene in light of the Company’s working capital deficiency. As it had become no longer possible to maintain the website, all operations of DJscene ceased in September 2003. Future expenses are determined to be minimal. The company has not realized any revenues.

 The Company’s US subsidiaries, OnlineConsortium.com, Inc, (“Online”) and FilmIndustry remain inactive and as a result of this continued inactivity, expenses for the period remain minimal. The companies reported a combined net loss of $89 for the period compared to $122 for same period ended 2002. The expenses are general office expenses. FilmIndustry has not realized any income.

 The Company had a consolidated net loss from operations for the three months ended October 2003 of $8,595 compared to $21,062 for the three months ended October 2002.  The decrease in losses is due to continued inactivity in FilmIndustry, scaled back and  discontinued expenses in DJscene and reduced corporate expenses.

 Related Party Transactions

 To help finance its operations, by October 31, 2003 the Company had borrowed, by way of a promissory note, $17,457 from Brett Holdings Ltd., a company controlled by D. Grant Macdonald, Equicap’s President and Director. The promissory note is due on demand and bears interest at the annual prime rate plus 2%.

 Liquidity and Capital Resources

 At October 31, 2003 the Company had a consolidated cash position of $523 and a working capital deficiency of $81,771. During the month of November 2003, the Company received $84,800 from the issuance of shares. This was used to repay the outstanding loan to Brett Holdings Ltd of $17,457 with the remaining funds of $67,343 to be used for general operating expenses. Equicap has suffered recurring losses from operations and its ability to continue as a going concern is dependent upon many factors, including the ability of the Company to obtain financing to fund working capital requirements, the degree of competition encountered and general economic conditions. Additional financing is required to develop and market the products and services of the Company’s subsidiaries. Management’s plan in this regard is to raise equity financing. In the interim, operating loans have been received as needed from Brett Holdings Ltd., but Brett Holdings is under no commitment to continue to fund the existing overhead. The Company’s continuance is dependent upon its ability to obtain additional financing to cover its operating expenses.

 Significant Events

 After continuing to work on the DJscene website for the last year without compensation due to the shortage of working capital, Justin Leigh determined that he was unable to continue. As the website would no longer be updated the Company decided it had no choice but to take down the DJscene website. Accordingly, in September 2003, operation of the site was halted and unless there is a significant shift in the market place regarding internet based business, it is unlikely the Company will be able to obtain the funding needed to re-implement the site.

On October 23, 2003, the Company announced a non-brokered private placement consisting of 200,000 Units at a price of $0.26 per Unit for aggregate gross proceeds of $52,000. Each Unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for a period of two years at an exercise price of $0.34 per share.

  Subsequent Events

 On November 7, 2003 the Company filed its fifth Annual Information Form with the TSX Venture Exchange.

 On November 6, 2003, 115,000 warrants were issued at $0.22 per share for proceeds to the Company of $25,300 to be used for general working capital.

 On November 6, 2003 the Company completed the non-brokered private placement consisting of 200,000 Units at a price of $0.26 per Unit and received $52,000 to be used for general working capital.

 Also on November 6, 2003, 50,000 options were exercised at $0.15 per share for proceeds to the Company of $7,500 to be used for general working capital.

  Critical Accounting Estimates

The discussion and analysis of financial condition and results of operations is based on Equipcap's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in Canada. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Online evaluates its estimates, including those related to revenue, bad debts, intangible assets, restructuring, contingencies and litigation. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We have a working capital deficiency at July 31, 2003 and October 31, 2003 (unaudited); our Credit facilities can be called at any time. At July 31, 2003 and October 31, 2003 (unaudited), we had a working capital deficiency which indicates that our current liabilities exceeded our current assets. Our credit facilities are all on a demand basis and could be called for repayment at any time.

History of Losses; Increased Expenses. At July 31, 2003 and October 31, 2003  (unaudited), we had an accumulated deficit and have not generated an operating profit since inception. There can be no assurance that we will realize revenue growth or be profitable on a quarterly or annual basis.

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

Certain Shareholders May Exercise Control Over Matters Voted Upon by the Shareholders. Certain of the Company’s officers and directors together beneficially owned a significant portion of the outstanding common shares as of July 31, 2003. D. Grant Macdonald, President and director, and Dean G. Claridge, director, own 959,000 (58%) and 95,000 (4%) of common shares, respectively. While these shareholders do not hold a majority of Online’s outstanding common shares, they may be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and the approval of mergers, consolidations and sales of assets. This may prevent or discourage tender offers for the Equicap's common shares.

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

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

31.1	Certification of Chief Executive and Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act.
99.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

Reports on Form 8-K – None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 15, 2003

Equicap Financial Corp.

/s/ D. Grant Macdonald

D. Grant Macdonald

Chief Executive and Financial Officer

(Duly Authorized Officer and Principal

Financial and Accounting Officer)