Form 10KSB/A
period 2003-07-30
EQUICAP FINANCIAL CORP
filed 2004-01-05
CIK 1172945

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

Date:  January 5, 2004

By: /s/ D. Grant Macdonald

D. Grant Macdonald

Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ D. Grant Macdonald D. Grant Macdonald	President and Director	January 5, 2004
/s/ Shirley Kancs Shirley Kancs	Director and Secretary	January 5, 2004
/s/ Dean G. Claridge Dean G. Claridge	Director	January 5, 2004

EQUICAP FINANCIAL CORP.

(formerly Online Consortium Corp.)

Consolidated Financial Statements

July 31, 2003 and 2002

Index

Auditors’ Report

Consolidated Balance Sheets

Consolidated Statements of Operations and Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

ELLIS FOSTER

CHARTERED ACCOUNTANTS

1650 West 1st Avenue

Vancouver, BC Canada V6J 1G1

Telephone: (604) 734-1112 Facsimile: (604) 714-5916

Website: www.ellisfoster.com

AUDITORS' REPORT

To the Shareholders of

EQUICAP FINANCIAL CORP.

(formerly Online Consortium Corp.)

We have audited the consolidated balance sheets of Equicap Financial Corp. (formerly Online Consortium Corp.) as at July 31, 2003 and 2002 and the consolidated statements of operations and deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at July 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in accordance with Canadian generally accepted accounting principles. As required by the Company Act of the Province of British Columbia, we report that, in our opinion, these principles have been applied on a consistent basis.

Ellis Foster

Vancouver, Canada Chartered Accountants

October 2, 2003

EQUICAP FINANCIAL CORP.
(formerly Online Consortium Corp.)

Consolidated Balance Sheets
July 31, 2003 and 2002
		2003	2002

ASSETS

Current
Cash and cash equivalents		$677	2,158
Accounts receivable		361	1,165

		1,038	3,323

Equipment (Note 4)		7,556	10,361

Domain names (Note 5)		6,657	8,963

		$15,251	$22,647

LIABILITIES

Current
Accounts payable and accrued liabilities		$32,202	$41,205
Liabilities of discontinued operations (Note 9)		39,271	60,151
Due to a related company (Note 6)		3,902	306,980

		75,375	408,336

SHARE CAPITAL AND DEFICIT

Share capital (Note 7)		6,291,720	5,885,875

Deficit		(6,351,844)	(6,271,564)

		(60,124)	(385,689)

		$15,251	$22,647

Going concern (Note 1)

Commitments and contingent liabilities (Note 8)

Approved by the Directors:	"D. Grant Macdonald"	"Shirley Kancs"
	D. Grant Macdonald	Shirley Kancs

EQUICAP FINANCIAL CORP.
(formerly Online Consortium Corp.)

Consolidated Statements of Operations and Deficit
Years Ended July 31, 2003 and 2002
	2003	2002

Expenses
Accounting and auditing	$11,847	$25,747
Advertising and promotion	1,000	3,060
Amortization	5,111	4,854
Consulting - technical	-	18,800
Hosting fees	11,515	4,643
Interest	6,864	12,121
Legal	9,208	9,957
Office and sundries	2,454	6,973
Rent	-	23,617
Salaries and benefits	15,817	52,318
Telephone and utilities	1,094	4,649
Transfer agent and filing fees	23,787	19,504
Travel and entertainment	2,088	1,601
Debts forgiven	(10,505)	-

Loss from continued operations	(80,280)	(187,844)

Discontinued operations (Note 9)
Loss from discontinued operations of division, net of tax	-	(10,292)
Loss on disposal of division, net of tax	-	(33,395)

Loss for the year	(80,280)	(231,531)

Deficit, beginning of year	(6,271,564)	(6,040,033)

Deficit, end of year	$(6,351,844)	$(6,271,564)

Loss per share - basic and diluted
Loss from continued operations	(0.02)	(0.06)
Loss from discontinued operation of division	-	(0.00)
Loss on disposal of division	-	(0.01)
Loss for the year	$(0.02)	$(0.07)

Weighted average number of
common shares outstanding - basic and diluted	4,768,375	3,159,534

EQUICAP FINANCIAL CORP.
(formerly Online Consortium Corp.)

Consolidated Statements of Cash Flows
Years Ended July 31, 2003 and 2002
	2003	2002

Cash flows from (used in) operating activities
Loss for the year	$(80,280)	$(231,531)
Add: loss from discontinued operations, net	-	43,687
Loss from continued operations	(80,280)	(187,844)
Adjustment for items not involving cash:
- amortization	5,111	4,854
- debt forgiven	(10,505)	-

	(85,674)	(182,990)
Change in non-cash working capital items:
- accounts receivable	804	4,061
- accounts payable and accrued liabilities	(9,003)	(39,642)

	(93,873)	(218,571)

Cash flows from financing activities
Proceed from issuance of shares	44,000	-
Advances from a related company	58,767	242,952

	102,767	242,952

Cash flows used in investing activities
Purchase of equipment	-	(4,257)

Net cash provided by continuing operations	8,894	20,124

Net cash used in discontinued operations	(10,375)	(19,592)

Increase (decrease) in cash and cash equivalents	(1,481)	532

Cash and cash equivalents, beginning of year	2,158	1,626

Cash and cash equivalents, end of year	$677	$2,158

  Continuance of Operations

  These consolidated financial statements have been prepared on a going-concern basis with assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, it does not give effect to adjustments, if any, that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and liquidate its liabilities in other than the normal course of business and at amounts which may differ from those shown in the financial statements. The continued operations of the Company is dependent upon the ability of the Company to obtain further equity financing, the support of its principal shareholders and profitable operations.

  Change in Accounting Policies
      Effective August 1, 2002, the Company adopted prospectively a new standard for the accounting for Stock-based compensation and other stock-based payments ("CICA 3870"), as recommended by the Canadian Institute of Chartered Accountants.

      As permitted by the CICA Handbook, Section 3870, the Company adopted the intrinsic value method for stock-based compensation granted to employees of the Company which compensation cost is recognized for stock options granted at prices below the market price of the underlying common share on the date of grant. The Company is required to provide pro-forma information with regard to its net income as if the compensation cost for the Company’s stock option plan had been determined in accordance with the fair value based method prescribed in the CICA Handbook, Section 3870.

      For stock options awards granted to non-employees and all direct awards of stocks, the Company applies the fair value method. The fair value of stock options is determined by the Black-Scholes Option Pricing Model with assumptions for risk-free interest rates, dividend yields, volatility factors of the expected market price of the Company’s common shares and an expected life of the options. The fair value of direct awards of stocks is determined by the quoted market price of the Company’s stock.

      The adoption of the new accounting policy has no cumulative effect on the prior year’s financial statements.

      2. Change in Accounting Policies (continued)

      Effective August 1, 2002, the Company adopted CICA Handbook Section 3062, Goodwill and Other Intangible Assets. The Company has intangible asset amortized on a straight-line basis over a five-year period. Intangible assets with finite lives are reviewed for impairment when events or circumstances indicate that costs may not be recoverable. Impairment exists when the carrying value of the assets is greater than the pre-tax undiscounted future cash flows expected to be provided by the asset. The amount of impairment loss, if any, is the excess of the carrying value over the fair value. As at July 31, 2003, there were no events or circumstances indicating that the carrying value may not be recoverable. The Company does not have indefinite-lived intangible assets.
  Significant Accounting Policies
      Principles of Consolidation

      These consolidated financial statements include the accounts of the Company and its wholly-owned Canadian subsidiaries, O-Tooz Energie Group Inc. and DJscene.com Media Inc., and U.S. subsidiaries, Onlineconsortium.com, Inc. and FilmIndustry.com, Inc. All significant inter-company accounts and transactions have been eliminated.

      Use of Estimates

      The preparation of financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results may differ from those estimates.

      Cash Equivalents

      Cash equivalents usually consist of highly liquid investments which are readily convertible to cash with maturities of three months or less when purchased.

      Equipment

      Equipment is recorded at cost and amortized over its estimated useful lives at a 20% declining-balance basis.

      3. Significant Accounting Policies (continued)

      Earnings (Loss) Per Share

      Basic earnings (loss) per share amount is computed using the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share amount is calculated giving effect to the potential dilution that would occur if securities or other contracts to issue common shares were exercised or converted to common shares using the treasury stock method. The treasury stock method assumes that proceeds received from the exercise of stock options and warrants are used to repurchase common shares at the prevailing market rate.

      Income Taxes

      The Company follows the liability method of accounting for income taxes in accordance with Section 3465, Income Taxes, of The Handbook of the Canadian Institute of Chartered Accountants. Under this method, future income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, measured using substantially enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect on future income tax assets and liabilities of a change in income tax rates is included in the period that includes the enactment date.

      Long-Lived Assets Impairment

  Long-lived assets of the Company are reviewed when changes in circumstances suggest their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value.

  Equipment
	2003			2002
	Cost	Accumulated amortization	Net book Value	Net book Value

Equipment	$ 17,526	$ 9,970	$ 7,556	$ 10,361

  Domain Names
	2003			2002
	Cost	Accumulated amortization	Net book Value	Net book Value

Domain Name	$ 11,528	$ 4,871	$ 6,657	$ 8,963

  Due to a Related Company

  The following promissory notes are due to a company controlled by a director of the Company:

	2003	2002

Promissory notes, unsecured, due on demand, bears interest at prime rate plus 2% per annum.	$ 3,902	$ 306,980

  Share Capital
      Authorized: 33,333,333 common shares without par value.
      Issued:
Number of Shares		Amount
Balance, July 31, 2002 and 2001	3,159,534	$5,885,875
Pursuant to a debt settlement at $0.15 per share	2,412,300	361,845
Pursuant to a private placement at $0.20 per share	165,000	33,000
Pursuant to exercise of warrants at $0.22 per share	50,000	11,000
Balance, July 31, 2003	5,786,834	$6,291,720
      As at July 31, 2003, 291,149 of the shares issued are held in escrow; the release of which is subject to the approval of the regulatory authorities.

      7. Share Capital (continued)

      There was no stock option granted during the fiscal year 2003 and, therefore, no pro-forma effect on the net income and basic and diluted earnings per share. A summary of stock options outstanding at year ended July 31, 2003 is as follows:
Number of Options	Weighted Average Exercise Price	Expiry Date
17,022	$1.14	July 26, 2004
50,000	$0.15	March 27, 2007
68,022	$0.40

      Each option entitles the holder to purchase one common share in the Company.

      As at July 31, 2003, 115,000 warrants are outstanding at $0.22 per share, expires on January 10, 2004. Each warrant entitles the holder to purchase one common share in the Company.
  Commitments and Contingent Liabilities

  Operating lease commitments and contingent liabilities - See Note 9.

  Discontinued Operations

  On August 15, 2001, the Company’s subsidiary, O-Tooz Energie Group Inc. ("O-Tooz"), adopted a formal plan to discontinue the operation of its two healthy fast food outlets in Vancouver. On September 7, 2001, O-Tooz completed the disposal of its two healthy fast food outlets. The assets disposed consisted primarily of inventories, supplies, equipment and leasehold improvements which have a total net book value of $17,615. The discontinued operation has resulted in the default of the lease agreements of approximately $108,000. The Company is unable to determine and assess with any certainty the outcome of the default. To date no legal action has been commenced against O-Tooz by either lessor.

  Pursuant to CICA Handbook Section 3475 "Discontinued Operations", the Consolidated Financial Statements of the Company have been reclassified to reflect the discontinued operation of two healthy fast food outlets. Accordingly, the assets and liabilities, revenues, costs and expenses, and cash flows of discontinued operation have been segregated in the Consolidated Balance Sheets, Consolidated Statements of Operations and Deficit, and Consolidated Statements of Cash Flows. The net operating results, net assets and net cash flows of this division have been reported as "Discontinued Operations".

  9. Discontinued Operations (continued)

  Summarized financial information for the Company’s discontinued operations:

Year ended
July 31, 2002

Revenues	$ 48,786

Loss from discontinued operations of division (net of tax)	$ (10,292)
Loss on disposal of division (net of tax)	(33,395)

Loss from discontinued operations	$ (43,687)
September 7, 2001
Current assets	$-
Total assets	$-
Current liabilities	$60,151
Total liabilities	$60,151

  Related Party Transactions
      The Company paid the following expenses to certain directors or former directors of the Company, or companies controlled by certain directors or former directors of the Company:
	2003	2002

Office rent	$ -	$ 23,192
Interest	6,865	11,772
	$ 6,865	$ 34,964

  (b) See Note 6.

  Income Taxes
      A reconciliation of the statutory tax rate to the effective rate for the company is as follows:
	2003	2002

Statutory income tax rate	(39%)	(46%)
Tax losses not benefited	39%	46%
Effective tax rate	0%	0%

      The tax effect of temporary differences that give rise to the Company’s future income tax assets are as follows:
	2003	2002
Future income tax assets:
Non-capital loss carryforwards	$1,365,000	$1,900,000
Unused share issuance cost	5,500	28,000
Undepreciated capital cost of equipment over their net book value	4,000	2,000
	1,374,500	1,930,000
Less: Valuation allowance	(1,374,500)	(1,930,000)
Net future income tax assets	$ -	$ -

      The valuation allowance reflects the Company’s estimate that the tax assets, more likely than not, will not be realized.

      As at July 31, 2003, the Company has approximately $3,500,000 non-capital loss carryforwards that may be applied against future taxable income. The losses, if not used, will expire between 2004 and 2011.
  Non-cash Investing and Financing Activities
      During the fiscal year 2003, the Company issued 2,412,300 shares pursuant to a settlement of debt at $0.15 per share.
      During the fiscal year 2003, the Company signed two conditional releases for $20,881 of its debts. The creditors forgave the debt of $10,506 upon receipt of cash payment of $10,375.

  Financial Instruments

  Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

  The carrying value of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments.

  It is not practical to determine the fair value of amounts due to related entities with sufficient reliability due to the nature of the financial instruments, the absence of secondary markets and the significant cost of obtaining outside appraisals.

  The Company is subject to interest risk for the amounts due to related entities. However, the Company is not subject to significant credit and currency risks arising from these financial instruments.

  Segmented Information
      The Company operates primarily in the following business segments:
          O-Tooz Energy Bar: The Company operated two healthy fast food outlets in Vancouver. This segment was disposed off during fiscal year 2002. See Note 9.
          FilmIndustry.com: This is an online vertical directory and content portal intended to serve the needs of the film industry. The goal is to enable film industry professionals to locate people, companies and listings ideal for specific requirements, free of charge by using the site’s search engine. This segment is currently inactive.
          DJscene.com: This is a community portal for the disc jockey segment of the international music industry. It provides urban club and radio mixshow DJ’s with technology that enable internet-based distribution and promotional opportunities. At present, it has not yet generated revenue in this business segment.

      14. Segmented Information (continued)

      Reported segment operating loss and assets for the years ended July 31, 2003 and 2002 are as follows:
2003
	O-Tooz Energy Bar	FilmIndustry. com	Djscene. com	Total
Segment net loss	$ -	$ 1,639	$ 17,751	$ 19,390
Segment assets	$ -	$ 1,546	$ 11,410	$ 12,956
2002
	O-Tooz Energy Bar	FilmIndustry. com	Djscene. com	Total
Segment net loss	$ 43,687	$ 4,517	$ 59,731	$ 107,935
Segment assets	$ -	$ 1,921	$ 16,394	$ 18,315
      Reconciliation of reportable segment net loss and assets for the years ended July 31, 2003 and 2002 are as follows:
	2003	2002
Net loss:
Total net loss for reportable segments	$ 19,390	$ 107,935
Add: general corporate expenses	60,890	123,596
Total	$ 80,280	$ 231,531
Assets:
Total assets for reportable segment	$ 12,956	$ 18,315
Corporate assets	2,295	4,332
Total	$15,251	$ 22,647

  Comparative Figures

Certain 2002 comparative figures have been reclassified to conform to the financial statement presentation adopted for 2003.