Form 10QSB
period 2004-01-31
EQUICAP FINANCIAL CORP
filed 2004-03-12
CIK 1172945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

Yes _ X__ No____

There were 6,151,834 shares outstanding of the registrant’s Common Stock without par value as of January 31, 2004.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EQUICAP FINANCIAL CORP.

Consolidated Balance Sheet

For the Six Months Ended January 31, 2004

Unaudited - Prepared by Management

	January 31, 2004	July 31, 2003
		(audited)
ASSETS

Current
Cash & short-term deposits	$ 33,415	$ 677
Accounts receivable	2,237	361
	35,652	1,038

Capital Assets	11,892	14,213

TOTAL ASSETS	$ 47,544	$ 15,251

LIABILITIES
Current
Accounts payable & accrued liabilities	$ 23,034	$ 32,202
Liabilities of discontinued operations	39,269	39,271
Due to a related party	0	3,902
	62,303	75,375

SHAREHOLDERS’ EQUITY
Share capital	6,530,355	6,445,555
Share issuance costs	(153,835)	(153,835)
Deficit	(6,391,279)	(6,351,844)
	(14,759)	(60,124)
	$ 47,544	$ 15,251
On behalf of the Board:
"D. Grant Macdonald" Director	"Shirley Kancs"	Director

EQUICAP FINANCIAL CORP.

Consolidated Statement of Income and Loss

For the Three and Six Months Ended January 31, 2004

Unaudited - Prepared by Management

	Three Months Ended January 31, 2004	Three Months Ended January 31, 2003	Six Months Ended January 31, 2004	Six Months Ended January 31, 2003

EXPENSES
Accounting	1,600	700	2,300	5,080
Advertising, promotion	0	2,288	0	2,688
Amortization	1,161	1,161	2,322	2,322
Consulting fees	0	0	0	0
Filing fees	10,334	13,363	11,764	14,592
Hosting fees	0	3,001	880	5,569
Interest	0	1,758	174	6,840
Legal	2,038	6,490	2,163	6,490
Licenses/dues/subscriptions	75	0	75	0
Office expenses	2,431	1,015	2,750	2,353
Rent and storage	212	212	107	425
Salaries and benefits	12,695	4,721	16,306	9,214
Telephone	294	303	594	501
Loss from continuing operations	(30,840)	(35,012)	(39,435)	(56,074)
Loss from discontinued operations	0	0	0	0
Net loss for the period	(30,840)	(35,012)	(39,435)	(56,074)
Deficit, Beginning of Period	(6,360,439)	(6,292,626)	(6,351,844	(6,271,564)
Deficit, End of Period	(6,391,279)	(6,327,638)	(6,391,279)	(6,327,638)

Loss per share	(0.005)	(0.006)	(0.006)	(0.009)

EQUICAP FINANCIAL CORP.

Consolidated Cash Flow Statement

For the Three and Six Months Ended January 31, 2004

Unaudited - Prepared by Management

	Three Months Ended January 31, 2004	Three Months Ended January 31, 2003	Six Months Ended January 31, 2004	Six Months Ended January 31, 2003

Cash provided by (used for) operating activities:
Net gain (loss) for the period	(30,840)	(35,012)	(39,435)	(56,074)
Add loss from discon’t op,net	0	0	0	0
	(30,840)	(35,012)	(39,435)	(56,074)

Adjustment for not cash items cash:
Amortization of capital assets	1,161	1,161	2,322	2,323

Change in non-cash working capital:
Accounts receivable	(1,543)	(595)	(1,877)	(297)
Accounts payable	(20,686)	(23,062)	(9,170)	(17,091)
	(22,229)	(23,657)	(11,047)	(17,388)
Investing activities:
Purchase of capital assets	0	0	0	0

Financing activities:
Advance from related company	0	(320,862)	(3,902)	(306,980)
Capital stock issued for cash	84,800	33,000	84,800	33,000
Capital stock issued for debt	0	361,845	0	361,845
	84,800	73,983	80,898	87,865
Cash used in continuing operations	32,892	16,475	32,739	16,726
Cash used in discontinued operations	0	0	0	0
Increase (Decrease) in cash position	32,892	16,475	32,738	16,726
Cash position, Beginning of Period	523	2,409	677	2,158
Cash position, End of Period	$ 33,415	$ 18,884	$ 33,415	$ 18,884

EQUICAP FINANCIAL CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED JANUARY 31, 2004 AND 2003

(Unaudited – Prepared by Management)

1. Accounting Policies

These interim consolidated financial statements have been prepared using the same accounting policies and methods of their application as the most recent annual consolidated financial statements of the Company. These interim consolidated financial statements do not include all disclosures normally provided in the annual consolidated financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended July 2003. In management’s opinion, all adjustments necessary for fair presentation have been included in these interim consolidated financial statements. Interim results are not necessarily indicative of the results expected for the fiscal year. Certain comparative figures have been reclassified to conform to the current period’s presentation.

2. Equipment and Domain Names
Cost	To October 2003	Nov1- Jan31/04	Jan.31/04	July 2003
	Net accumulated	Accumulated	Net book	Net book
	amortization	amortization	value	value

$ 29,054	$ 16,001	$ 1,161	$ 11,892	$ 14,213

3. Due to Related Company

In November 2003, the Company repaid the promissory note of $17,457 that was owing to a company controlled by D. Grant Macdonald, the President and a director of the Company from proceeds received from the issuance of common shares.

4. Share Capital

(a) Authorized: 33,333,333 common shares without par value.

(b) Issued:

	Number of shares	Amount
Balance at July 31 and October 31, 2003	5,786,834	$6,291,720
For cash
Exercise of warrants (note 1)	115,000	25,300
Shares re Private placement (note 2)	200,000	52,000
Exercise of options	50,000	7,500
Balance at January 31, 2004	6,151,834	$6,376,520

Note 1: In January 2003, the Company completed a non-brokered private placement of 165,000 Units at a price of $0.20 per unit for proceeds of $33,000. Each unit consisted of one common share and one non-transferable share purchase warrant exercisable to acquire one additional common share for a period of one year at an exercise price of $0.22 per share. There are now no outstanding warrants.

Note 2: In November 2003, the Company completed a non-brokered private placement of 200,000 Units at a price of $0.26 per unit for proceeds of $52,000. Each unit consisted of one common share and one non-transferable share purchase warrant exercisable to acquire one additional common share for a period of two years at an exercise price of $0.34 per share.

(c) At January 31, 2004, 263,545 of the shares issued are held in escrow; the release of which is subject to the approval of the regulatory authorities.

(d) There were no stock options granted in the quarter ending January 2004. 50,000 options were exercised in the quarter ending January 2004 for proceeds of $7,500. A summary of stock options outstanding at January 31, 2004 is as follows;

Number of options	Weighted Average Exercise Price	Expiry Date
17,022	$ 1.14	July 26, 2004

Each option entitles the holder to purchase one common share in the Company.

(e) At January 31, 2004, 200,000 warrants are outstanding at $0.34 per share which expire on November 6, 2005. Each warrant entitles the holder to purchase one common share in the Company.

5. Related Party Transactions

In November 2003, the Company repaid the promissory note of $17,457 that was owing to a company controlled by D. Grant Macdonald, the President and a director of the Company from proceeds received from the issuance of common shares.

6. Segmented Information

The Company’s subsidiaries, FilmIndustry.com and DJscene.com are both currently inactive. The expenses for the quarter ended January 31, 2004 for FilmIndustry are $30 and for DJscene are $1,038. These expenses consist of $1,023 for amortization and $45 for general office expenses.

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

Overview

Nature of Business

Equicap Financial Corp. ("Equicap" or the "Company") is in the business of acquiring, developing and financing interests in select businesses which are capable of growth and expansion. The Company owns 100% of its subsidiaries, FilmIndustry.com, Inc. ("FilmIndustry") and DJscene.com Media, Inc. ("DJscene"). Neither of the Company’s subsidiaries have generated any revenue. Using the expertise of its board of directors, the Company continues to search for new financable projects.

DJscene, an online community portal for the Disc Jockey segment of the international music industry, initially offered a wide variety of features. As DJscene was unable to generate revenue through the sale of advertising and membership fees, it was required to operate on a substantially reduced budget for fiscal year 2003. Due to the Company’s ongoing cash flow problems, operation of the site was halted in September 2003 and unless there is a significant shift in the market place regarding internet based business of this type, it is unlikely the Company will be able to obtain the financing needed to re-implement the site.

FilmIndustry, an online vertical directory and content portal was designed to serve the needs of the film industry. The Company’s working capital shortage forced a halt of all operating activity of FilmIndustry by the later part of fiscal 2001 and put further development of its Professional Directory on hold. It has been extremely difficult to interest potential investors and unless investor perceptions change, we may be unable to obtain the operating funds needed to recommence operations.

Results of Operations for the Three and Six Months Ended January 31, 2004 Compared to the Three and Six Months Ended January 31, 2003

Equicap had a loss for the three and six months ended January 2004 of $29,772 and $36,360 compared to $29,965 and $46,853 for the three and six months ended January 2003. The decrease for the six month period is due to no interest expenses ($6,840 for 2003) as the Company had no outstanding loans and decreased legal fees as much of the work was done in-house.

DJscene had a loss for the six months ended January 2004 of $2,956 compared to $9,102 for the six months ended January 2003. This decrease is the result of halting operations in September 2003 and no longer paying hosting fees which were $5,831 at January 2003. Future expenses are determined to be minimal. The company has not realized any revenues.

The Company’s US subsidiaries, OnlineConsortium.com, Inc, and FilmIndustry remain inactive and as a result, expenses for the period are minimal. The companies reported a combined net loss of $89 for the period compared to $119 for same period ended 2003. The expenses are for general office expenses. FilmIndustry has not realized any income.

The Company had a consolidated net loss from operations for the three and six months ended January 2004 of $30,840 and $39,435 compared to $35,012 and $56,074 for the three and six months ended January 2003. The decrease in losses is due to the discontinued activity of DJscene and reduced corporate expenses.

Related Party Transactions

To help finance its operations, by October 31, 2003 the Company had borrowed, by way of a promissory note, $17,457 from Brett Holdings Ltd., a company controlled by Grant Macdonald, Equicap’s President and Director. The promissory note was due on demand and bore interest at the annual prime rate plus 2%. Proceeds from the issuance of shares in November 2003 were used to repay the loan and the interest.

Liquidity and Capital Resources

At January 31, 2004 the Company had a consolidated cash position of $33,415 and a working capital deficiency of $26,651. During the month of November 2003, the Company received $84,800 from the issuance of shares. This was used to repay the outstanding loan to Brett Holdings Ltd of $17,457 with the remaining funds of $67,343 for general operating expenses. The Company currently does not have any revenue producing assets.

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

Significant Events

After continuing to work on the DJscene website for the last year without compensation because of the shortage of working capital, Justin Leigh determined that he was unable to continue. As the website would no longer be updated, the Company decided it had no choice but to take down the DJscene website. Accordingly, in September 2003, operation of the site was halted and unless there is a significant shift in the market place regarding internet based business of this type, it is unlikely the Company will be able to obtain the funding needed to re-implement the site.

On November 6, 2003 the Company completed a non-brokered private placement consisting of 200,000 Units at a price of $0.26 per Unit and received $52,000 to be used for general working capital. Each Unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for a period of two years at an exercise price of $0.34 per share.

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

On November 7, 2003 the Company filed its fifth Annual Information Form with the TSX Venture Exchange.

On December 18, 2003, the Company held its Annual General Meeting. At that time Grant Macdonald, Shirley Kancs and Dean Claridge were elected Directors. Subsequently, Mr. Macdonald was appointed President and Ms. Kancs was appointed Secretary. Shareholder approval was sought and granted to amend the investment strategy of the Company to include a broader range of potential investment opportunities and to select those which management believes will yield the best overall results. These opportunities will be in a wide variety of industries and sectors, but can all be classified as "venture capital" opportunities. The Company had focused on investment in technology companies and internet startups. The investment strategy will now be to chose from a wider variety of opportunities, making investments where warranted at the determination of management.

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

We have a working capital deficiency ; our Credit facilities can be called at any time. We have a working capital deficiency which indicates that our current liabilities exceeded our current assets. Our credit facilities are all on a demand basis and could be called for repayment at any time.

History of Losses; Increased Expenses. We have an accumulated deficit and have not generated an operating profit since inception. There can be no assurance that we will realize revenue growth or be profitable on a quarterly or annual basis.

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

Date: March 12, 2004

Equicap Financial Corp.

/s/ D. Grant Macdonald

D. Grant Macdonald

Chief Executive and Financial Officer

(Duly Authorized Officer and Principal

Financial and Accounting Officer)