Form 10QSB
period 2004-04-30
EQUICAP FINANCIAL CORP
filed 2004-06-10
CIK 1172945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

Yes _ X__ No____

There were 6,151,841 shares outstanding of the registrant’s Common Stock without par value as of April 30, 2004.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EQUICAP FINANCIAL CORP.

Consolidated Balance Sheet

For the Nine Months Ended April 30, 2004

Unaudited - Prepared by Management

	April 30, 2003	July 31, 2003
	(unaudited)	(audited)
ASSETS
Current
Cash & short-term deposits	$ 19,644	$ 677
Accounts receivable	609	361
Prepaid expenses	0	0
	20,253	1,038

Capital Assets	10,731	14,213

	$ 30,984	$ 15,251

LIABILITIES
Current
Accounts payable & accrued liabilities	$ 18,694	$ 32,202
Liabilities of discontinued operations	39,269	39,271
Due to a related party	0	3,902
	57,963	75,375

SHAREHOLDERS’ EQUITY
Share capital	6,530,355	6,445,555
Share issuance costs	(153,835)	(153,835)
Deficit	(6,403,499)	(6,351,844)
	(26,979)	(60,124)
	$ 30,984	$ 15,251

On behalf of the Board:
"D. Grant Macdonald" Director	"Shirley Kancs"	Director

EQUICAP FINANCIAL CORP.

Consolidated Statement of Income and Loss

For the Three and Nine Months Ended April 30, 2004

Unaudited - Prepared by Management

	Three Months Ended April 30, 2004	Three Months Ended April 30, 2003	Nine Months Ended April 30, 2004	Nine Months Ended April 30, 2003

EXPENSES
Accounting	0	767	2,300	5,847
Advertising, promotion	0	400	0	3,088
Amortization	1,161	1,161	3,483	3,483
Consulting fees	0	0	0	0
Filing fees	4,673	3,716	16,437	18,308
Hosting fees	0	3,035	880	8,603
Interest	0	0	174	6,840
Legal	0	1,167	2,163	7,656
Licenses/dues/subscriptions	0	0	75	0
Office expenses	70	161	2,820	2,515
Rent and storage	212	212	320	637
Salaries and benefits	5,817	3,227	22,123	12,441
Telephone	286	296	880	797
Net loss	(12,219)	(14,142)	(51,655)	(70,215)
Deficit, Beginning of Period	(6,391,280)	(6,327,637)	(6,351,844)	(6,271,564)
Deficit, End of Period	(6,403,499)	(6,341,779)	(6,403,499)	(6,341,779)

Loss per share	(0.002)	(0.003)	(0.008)	(0.012)

EQUICAP FINANCIAL CORP.

Consolidated Cash Flow Statement

For the Three and Nine Months Ended April 30, 2004

Unaudited - Prepared by Management

	Three Months Ended April 30, 2004	Three Months Ended April 30, 2003	Nine Months Ended April 30, 2004	Nine Months Ended April 30, 2003
Cash provided by (used for) operating activities:
Net loss for the period	(12,219)	(14,142)	(51,655)	(70,215)
Adjustment for not cash items cash:
Amortization of capital assets	1,161	1,161	3,483	3,483
Change in non-cash working capital:
Accounts receivable	1,628	1,022	(248)	725
Accounts payable	(4,340)	(14,937)	(13,511)	(32,028)
	(2,712)	(13,915)	(13,759)	(31,303)

Investing activities	0	0	0	0

Financing activities:
Advance from related company	0	0	(3,902)	(306,980)
Capital stock issued for cash	0	11,000	84,400	44,000
Capital stock issued for debt	0	0	0	361,845
	0	11,000	80,898	98,865

Increase (Decrease) in cash position	(13,771)	(15,896)	18,967	830
Cash position, Beginning of Period	33,415	18,884	677	2,158
Cash position, End of Period	$ 19,644	$ 2,988	$ 19,644	$ 2,988

EQUICAP FINANCIAL CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED APRIL 30, 2004 AND 2003

(Unaudited – Prepared by Management)

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

Results of Operations for the Three and Nine Months Ended April 30, 2004 Compared to the Three and Nine Months Ended April 30, 2003

Equicap had a loss for the three and nine months ended April 2004 of $11,161 and $47,522 compared to $8,939 and $55,792 for the three and nine months ended April 2003. The decrease is due to interest expenses of $174 compared to $6,840 for 2003 as the Company had no outstanding loans, and decreased legal and accounting fees of $4,463 compared to $13,503, as much of the work was done in-house.

DJscene had a loss for the nine months ended April 2004 of $3,994 compared to $13,529 for the nine months ended April 2003. This decrease is the result of halting operations in September 2003 and no longer paying hosting fees which were $8,741 at April 2003. Future expenses are determined to be minimal. The company has not realized any revenues.

The Company’s US subsidiaries, OnlineConsortium.com, Inc, and FilmIndustry remain inactive and as a result, expenses for the period are minimal. The companies reported a combined net loss of $139 for the period compared to $894 for same period ended 2003. The expenses are for general office expenses. FilmIndustry has not realized any income.

The Company had a consolidated net loss from operations for the three and nine months ended April 2004 of $12,219 and $51,655 compared to $14,142 and $70,215 for the three and nine months ended April 2003. The decrease in losses is due to the discontinued activity of DJscene and reduced corporate expenses.

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

Liquidity and Capital Resources

At April 30, 2004 the Company had a consolidated cash position of $20,253 and a working capital deficiency of $37,710. In November 2003 the Company received $84,800 from the issuance of shares. This was used to repay the outstanding loan to Brett Holdings Ltd of $17,457, leaving the remaining funds of $67,343 for general operating expenses. The Company currently does not have any revenue producing assets.

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

On November 7, 2003 the Company filed its fifth Annual Information Form with the TSX Venture Exchange.

On December 18, 2003, the Company held its Annual General Meeting. At that time Grant Macdonald, Shirley Kancs and Dean Claridge were elected Directors. Subsequently, Mr. Macdonald was appointed President and Ms. Kancs was appointed Secretary. Shareholder approval was sought and granted to amend the investment strategy of the Company to include a broader range of potential investment opportunities and to select those which management believes will yield the best overall results. These opportunities will be in a wide variety of industries and sectors, but can all be classified as "venture capital" opportunities. The Company had focused on investment in technology companies and internet startups. The investment strategy will now be to choose from a wider variety of opportunities, making investments where warranted at the determination of management.

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

We have a working capital deficiency; our Credit facilities can be called at any time. We have a working capital deficiency which indicates that our current liabilities exceeded our current assets. Our credit facilities are all on a demand basis and could be called for repayment at any time.

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

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

31	Rule 13a-14(a) Certifications.
32	Section 1350 Certifications.

Reports on Form 8-K – None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 10, 2004

Equicap Financial Corp.

/s/ D. Grant Macdonald

D. Grant Macdonald

Chief Executive and Financial Officer

(Duly Authorized Officer and Principal

Financial and Accounting Officer)